Form 10-Q
period 2013-09-28
Summit Materials, LLC
filed 2013-11-06
CIK 1571371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 333-187556

SUMMIT MATERIALS, LLC

(Exact name of registrant as specified in its charter)

Delaware	24-4138486
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1550 Wynkoop Street, 3rd Floor Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 893-0012

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 5, 2013, 100% of the registrant’s outstanding limited liability company interests were held by Summit Materials Intermediate Holdings, LLC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (this “report”) includes “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. Forward-looking statements include all statements that do not relate solely to historical or current facts, and you can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “estimates,” “projects” or “anticipates” or similar expressions that concern our strategy, plans or intentions. All statements made relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, it is very difficult to predict the effect of known factors, and, of course, it is impossible to anticipate all factors that could effect our actual results. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be realized. Important factors could affect our results and could cause results to differ materially from those expressed in our forward-looking statements, including but not limited to the factors discussed in the section entitled “Risk Factors” in our prospectus dated June 10, 2013 (the “Prospectus”), filed with the Securities and Exchange Commission (the “SEC”) in accordance with Rule 424(b) of the Securities Act of 1933, as amended, on June 10, 2013, any factors discussed in the section entitled “Risk Factors” of this report, and the following:

•	our substantial current level of indebtedness;

•	our dependence on the construction industry and the strength of the local economies in which we operate;

•	our ability to acquire other businesses in our industry, successfully integrate them with our existing operations and retain key employees of such acquired businesses;

•	the cyclical nature of our business;

•	declines in public sector construction and reductions in governmental funding, including the funding of transportation authorities and other state agencies;

•	conditions in the credit markets;

•	our ability to accurately estimate the overall risks, requirements or costs when we bid on or negotiate a contract that is ultimately awarded to us;

•	risks related to weather and seasonality;

•	competition within our local markets;

•	our dependence on securing and permitting aggregate reserves in strategically located areas;

•	risks associated with our capital-intensive business;

•	any failure to meet schedule or performance requirements of our contracts;

•	changes in environmental, health, safety and climate change laws or governmental requirements or policies concerning zoning and land use;

•	our dependence on senior management and inability to attract and retain qualified management personnel;

•	special hazards related to our operations that may cause personal injury or property damage not covered by insurance;

•	material costs and losses as a result of claims that our products do not meet regulatory requirements or contractual specifications;

•	cancellation of significant contracts or our disqualification from bidding for new contracts;

•	our reliance on exemptions from certain disclosure requirements due to our status as an “emerging growth company”;

•	interruptions in our information technology systems and infrastructure; and

•	other factors as described in the Prospectus.

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

SUMMIT MATERIALS, LLC

FORM  10-Q

		Page No.
	PART I — Financial Information

Item 1.	Financial Statements	1

	Consolidated Balance Sheets as of September 28, 2013 (Unaudited) and December 29, 2012	1

	Unaudited Consolidated Statements of Operations for the three and nine months ended September 28, 2013 and September 29, 2012	2

	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 28, 2013 and September 29, 2012	3

	Unaudited Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Member’s Interest for the nine months ended September 28, 2013 and September 29, 2012	4

	Notes to Unaudited Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	37

	PART II — Other Information

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults Upon Senior Securities	38

Item 4.	Mine Safety Disclosures	38

Item 5.	Other Information	38

Item 6.	Exhibits	39

SIGNATURES		40

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SUMMIT MATERIALS, LLC AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

	September 28,	December 29,
	2013	2012
	(unaudited)	(audited)
Assets
Current assets:
Cash	$19,207	$27,431
Accounts receivable, net	127,036	100,298
Costs and estimated earnings in excess of billings	32,504	11,575
Inventories	96,231	92,977
Other current assets	16,168	10,068

Total current assets	291,146	242,349
Property, plant and equipment, less accumulated depreciation, depletion and amortization (September 28, 2013 - $199,061 and December 29, 2012 - $156,313)	844,175	813,607
Goodwill	195,240	179,120
Intangible assets, less accumulated amortization (September 28, 2013 - $1,393 and December 29, 2012 - $1,354)	15,238	8,606
Other assets	37,575	37,531

Total assets	$1,383,374	$1,281,213

Liabilities, Redeemable Noncontrolling Interest and Member’s Interest
Current liabilities:
Current portion of debt	$88,220	$4,000
Current portion of acquisition-related liabilities	10,533	9,525
Accounts payable	77,725	61,634
Accrued expenses	57,418	49,822
Billings in excess of costs and estimated earnings	4,655	6,926

Total current liabilities	238,551	131,907
Long-term debt	659,498	635,843
Acquisition-related liabilities	27,990	23,919
Other noncurrent liabilities	83,531	84,266

Total liabilities	1,009,570	875,935

Commitments and contingencies (see note 9)
Redeemable noncontrolling interest	23,300	22,850
Member’s interest:
Member’s equity	486,327	484,584
Accumulated deficit	(127,898)	(94,085)
Accumulated other comprehensive loss	(9,130)	(9,130)

Member’s interest	349,299	381,369
Noncontrolling interest	1,205	1,059

Total member’s interest	350,504	382,428

Total liabilities, redeemable noncontrolling interest and member’s interest	$1,383,374	$1,281,213

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, LLC AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

(In thousands)

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Revenue:
Product	$210,162	$206,558	447,343	$440,554
Service	106,101	112,623	230,591	254,066

Total revenue	316,263	319,181	677,934	694,620

Cost of revenue (excluding items shown separately below):
Product	145,605	150,807	327,536	337,774
Service	79,678	88,372	175,662	206,948

Total cost of revenue	225,283	239,179	503,198	544,722

General and administrative expenses	33,822	29,269	107,219	95,186
Depreciation, depletion, amortization and accretion	18,552	17,251	54,577	50,854
Transaction costs	711	233	3,175	1,765

Operating income	37,895	33,249	9,765	2,093
Other income, net	(1,151)	(1,232)	(988)	(291)
Loss on debt financings	—	85	3,115	8,245
Interest expense	14,531	14,591	42,380	43,417

Income (loss) from continuing operations before taxes	24,515	19,805	(34,742)	(49,278)
Income tax expense (benefit)	1,565	149	(1,782)	(1,814)

Income (loss) from continuing operations	22,950	19,656	(32,960)	(47,464)
Loss from discontinued operations	(160)	(1,287)	(257)	(3,011)

Net income (loss)	22,790	18,369	(33,217)	(50,475)
Net income attributable to noncontrolling interest	2,623	1,099	1,105	580

Net income (loss) attributable to member of Summit Materials, LLC	$20,167	$17,270	(34,322)	$(51,055)

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, LLC AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Nine months ended
	September 28,	September 29,
	2013	2012
Cash flow from operating activities:
Net loss	$(33,217)	$(50,475)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion, amortization and accretion	59,275	56,129
Share-based compensation expense	1,743	2,149
Deferred income tax benefit	(2,685)	(854)
Net loss on property, plant and equipment disposals	7,709	977
Loss on debt financings	2,989	8,245
Other	(79)	472
(Increase) decrease in operating assets, net of acquisitions:
Account receivable	(18,797)	(39,326)
Inventories	700	(4,347)
Costs and estimated earnings in excess of billings	(21,836)	(17,565)
Other current assets	(1,046)	(4,260)
Other assets	(800)	2,596
Increase (decrease) in operating liabilities, net of acquisitions:
Accounts payable	10,919	18,865
Accrued expenses	(1,020)	13,844
Billings in excess of costs and estimated earnings	(2,421)	1,201
Other liabilities	(1,311)	494

Net cash provided by (used for) operating activities	123	(11,855)

Cash flow from investing activities:
Acquisitions, net of cash acquired	(60,913)	(42,933)
Purchases of property, plant and equipment	(53,659)	(36,812)
Proceeds from the sale of property, plant and equipment	8,642	4,244
Other	—	69

Net cash used for investing activities	(105,930)	(75,432)

Cash flow from financing activities:
Net proceeds from debt issuance	214,390	248,300
Payments on long-term debt	(111,884)	(177,892)
Payments on acquisition-related liabilities	(4,923)	(4,067)
Other	—	(701)

Net cash provided by financing activities	97,583	65,640

Net decrease in cash	(8,224)	(21,647)
Cash – beginning of period	27,431	42,790

Cash – end of period	$19,207	$21,143

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, LLC AND SUBSIDIARIES

Unaudited Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Member’s Interest

(In thousands)

	Total Member’s Interest
	Member’s equity	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total member’s interest	Redeemable noncontrolling interest
Balance — December 29, 2012	$484,584	$(94,085)	$(9,130)	$1,059	$382,428	$22,850
Accretion	—	(450)	—	—	(450)	450
Redemption value adjustment	—	959	—	—	959	(959)
Net loss (income)	—	(34,322)	—	146	(34,176)	959
Share-based compensation	1,743	—	—	—	1,743	—

Balance — September 28, 2013	$486,327	$(127,898)	$(9,130)	$1,205	$350,504	$23,300

Balance — December 31, 2011	$482,707	$(40,932)	$(6,577)	$1,174	$436,372	$21,300
Accretion	—	(600)	—	—	(600)	600
Net loss (income)	—	(51,055)	—	—	(51,055)	580
Repurchase of member’s interest	(656)	—	—	—	(656)	—
Share-based compensation	2,149	—	—	—	2,149	—
Payment of dividends	—	—	—	(45)	(45)	—

Balance — September 29, 2012	$484,200	$(92,587)	$(6,577)	$1,129	$386,165	$22,480

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands)

1.	SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Summit Materials, LLC (the “Company”) is a vertically integrated heavy-side building materials company. Across its subsidiaries, it is engaged in the manufacture and sale of aggregates, cement, hot-mix asphalt and ready-mixed concrete. The Company owns and operates quarries, sand and gravel pits, a cement plant, cement distribution terminals, asphalt plants, ready–mixed concrete plants and landfill sites. It is also engaged in road paving and related construction services. The Company is organized by geographic region and has three operating segments, which are also its reporting segments: the Central; West; and East regions.

The Company is a wholly owned indirect subsidiary of Summit Materials Holdings L.P., whose major indirect owners are certain investment funds affiliated with Blackstone Capital Partners V L.P. (“BCP”). The Company has several subsidiaries, which have individually made a number of acquisitions since the Company was formed in August 2009.

The consolidated financial statements of the Company include the accounts of Summit Materials, LLC, and its wholly and non-wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Basis of Presentation — These consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. The consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto as of and for the year ended December 29, 2012. The Company continues to follow the accounting policies set forth in those consolidated financial statements. Management believes that these consolidated interim financial statements include all adjustments, normal and recurring in nature, that are necessary to present fairly the financial position of the Company as of September 28, 2013, the results of operations for the three and nine month periods ended September 28, 2013 and September 29, 2012 and cash flows for the nine month periods ended September 28, 2013 and September 29, 2012.

The Company’s fiscal quarters are based on a 4-4-5 schedule; each quarter is composed of 13 weeks and ends on a Saturday. The Company’s third quarter ended on September 28 and September 29 in 2013 and 2012, respectively. In 2013, Continental Cement Company, L.L.C. (“Continental Cement”), an indirect majority owned subsidiary of the Company. changed its fiscal year to be consistent with the Company’s fiscal year. Prior to fiscal 2013, Continental Cement’s fiscal year was based on the calendar with quarter-end dates of March 31, June 30, September 30 and December 31. The effect of this change to the Company’s financial position, results of operations and liquidity is immaterial.

Substantially all of the Company’s products and services are produced, consumed and performed outdoors, primarily in the spring, summer and fall. Seasonal changes and other weather-related conditions can affect the production and sales volumes of its products and delivery of its services. Therefore, the financial results for any interim period do not necessarily indicate the results expected for the full year. Furthermore, the Company’s sales and earnings are sensitive to national, regional and local economic conditions and to cyclical changes in construction spending, among other factors.

Use of Estimates — Preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures herein. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and reported amounts of revenue and expenses. Such estimates include the valuation of accounts receivable, inventories, goodwill, intangibles and other long-lived assets, pension and other postretirement obligations and asset retirement obligations. Estimates also include revenue earned on contracts and costs to complete contracts; most of the Company’s construction work is performed under fixed unit-price contracts with state and local governmental entities. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Management adjusts such estimates and assumptions when circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from estimates made. Changes in estimates, including those resulting from continuing changes in the economic environment, will be reflected in the Company’s consolidated financial statements for the period in which the change in estimate occurs.

Business and Credit Concentrations — The operations of the Company are conducted primarily across 18 states, with the most significant revenue generated in Texas, Kansas, Kentucky, Missouri and Utah. The Company’s accounts receivable consist primarily of amounts due from customers within these areas. Collection of these accounts is, therefore, dependent on the economic conditions in the aforementioned states, as well as specific situations affecting individual customers. However, credit granted within the Company’s trade areas has been granted to a wide variety of customers, and management does not believe that any significant concentrations of credit exist with respect to individual customers or groups of customers. No single customer accounted for more than 10% of total revenue in the three and nine month periods ended September 28, 2013 or September 29, 2012.

Fair Value Measurements — Certain acquisitions made by the Company require the payment of contingent amounts of purchase consideration. These payments are contingent on specified operating results being achieved in periods subsequent to the acquisition and will not be made if earn-out thresholds are not achieved. Contingent consideration obligations are measured at fair value each reporting period, and any adjustments to fair value are recognized in earnings in the period identified. As of September 28, 2013, contingent consideration obligations of $1.9 million were included in the non-current portion of acquisition-related liabilities. As of December 29, 2012, contingent consideration obligations of $0.7 million and $1.9 million were included in current and non-current acquisition-related liabilities, respectively.

The fair value of the contingent consideration obligations approximate their carrying value of $1.9 million and $2.6 million as of September 28, 2013 and December 29, 2012, respectively. The fair values are based on unobservable, or Level 3, inputs, including projected probability-weighted cash payments and a 9.2% discount rate, which reflects the Company’s credit risk. Changes in fair value may occur as a result of a change in actual or projected cash payments, the probability weightings applied by the Company to projected payments or a change in the discount rate. Significant increases or decreases in any of these inputs in isolation could result in a lower, or higher, fair value measurement. There were no adjustments to the fair value of contingent consideration in the three or nine month periods ended September 28, 2013 and September 29, 2012.

Financial Instruments — The Company’s financial instruments include certain acquisition-related liabilities (deferred consideration and noncompete obligations) and debt. The fair value of the deferred consideration and noncompete obligations approximate their carrying value of $30.3 million and $6.3 million, respectively, as of September 28, 2013, and $23.4 million and $7.4 million, respectively, as of December 29, 2012. The fair value was determined based on unobservable, or Level 3, inputs, including the cash payment terms in the purchase agreements and a discount rate reflecting the Company’s credit risk.

The fair value of long-term debt approximated $685.9 million and $670.7 million as of September 28, 2013 and December 29, 2012, respectively, compared to its carrying value of $663.7 million and $639.8 million, respectively. Fair value was determined based on observable, or Level 2, inputs, such as interest rates, bond yields and quoted prices in inactive markets.

Redeemable Noncontrolling Interest — The Company owns all of the outstanding Class A Units of Continental Cement, which represent a 69.7% economic interest. Continental Cement’s Class B Units, which represent a 30.3% economic interest, are subordinate to the Class A Units. The Class B Units can be put to Continental Cement in the future based on the passage of time, which can be accelerated upon the occurrence of a contingent event; therefore, the noncontrolling interest of the Class B unit holders is classified in temporary equity. The redemption value was based upon the estimated fair value of Continental Cement at the date of acquisition and the Company has elected to accrete changes in the redemption value of the noncontrolling interest over the period from the date of issuance to the earliest anticipated redemption date, which is currently May 2016, using an interest method. The accretion is recognized through an adjustment to accumulated deficit. The redemption value of the redeemable noncontrolling interest as of September 28, 2013 approximated its carrying value.

2.	ACQUISITIONS

2013 Acquisitions

Central region

•	On April 1, 2013, the Company acquired certain aggregates, ready-mixed concrete and asphalt assets of Lafarge North America, Inc. in and around Wichita, Kansas, with borrowings under the Company’s revolving credit facility.

West region

•	On April 1, 2013, the Company acquired all of the membership interests of Westroc, LLC, an aggregates and ready-mixed concrete provider near Salt Lake City, Utah, with borrowings under the Company’s revolving credit facility.

2012 Acquisitions

Central region

•	On February 29, 2012, the Company acquired certain assets of Norris Quarries, LLC (“Norris”), an aggregates business in northwest Missouri, with proceeds from debt, including the Company’s revolving credit facility.

West region

•	On November 30, 2012, the Company acquired all of the stock of Sandco, Inc. (“Sandco”), an aggregates and ready-mixed concrete business in Colorado, with cash on-hand.

East region

•	On October 5, 2012, the Company acquired certain assets of Kay & Kay Contracting, LLC (“Kay & Kay”), an aggregates, asphalt and paving business in Kentucky, with cash on-hand.

The operating results of the acquired businesses have been included in the Company’s results of operations since the respective dates of the acquisitions. Assets acquired and liabilities assumed are measured at their acquisition-date fair value. The goodwill recognized in connection with the Company’s acquisitions is primarily attributable to the expected profitability, assembled workforces and operational infrastructure of the acquired businesses and the synergies expected to result after integration of those acquired businesses.

The purchase price allocations for the Norris and Kay & Kay acquisitions has been finalized. However, the purchase price allocations for Sandco and the 2013 acquisitions has not been finalized due to the recent timing of the acquisitions. The following table summarizes the fair value of the assets acquired and liabilities assumed in conjunction with the 2013 and 2012 acquisitions:

	Nine months ended	Year ended
	September 28, 2013	December 29, 2012
Financial assets	$8,244	$1,403
Inventories	3,954	6,988
Property, plant and equipment	40,009	21,508
Intangible assets (1)	7,253	3,172
Other assets	51	1,330
Financial liabilities	(6,082)	(944)
Other long-term liabilities	(1,016)	(364)

Net assets acquired	52,413	33,093
Goodwill from current period acquisitions and working capital adjustments	16,120	26,259

Purchase price	68,533	59,352

Noncash transactions:
Acquisition related liabilities	(7,902)	(10,547)
Other	282	(48)

Total noncash transactions	(7,620)	(10,595)

Net cash paid for acquisitions	$60,913	$48,757

(1)	Intangible assets acquired relate to aggregate reserves to which the Company has the rights of ownership, but do not own the reserves and the differential between contractual lease rates and market rates for leases of aggregate reserves and office space. The acquired intangible assets have a weighted-average life of 21 years.

Pro Forma Financial Information—The following unaudited supplemental pro forma information presents the financial results as if the 2012 acquisitions occurred on January 1, 2011. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisitions been made on January 1, 2011, nor is it indicative of any future results. The 2013 acquisitions were not material individually or in the aggregate.

	Three months ended	Nine months ended
	September 29, 2012	September 29, 2012
Revenue	$326,954	$708,230
Net income (loss)	19,008	(48,306)

3.	GOODWILL

Changes in the carrying amount of goodwill, by reportable segment, from December 29, 2012 to September 28, 2013 are summarized as follows:

	Central	West	East	Total
Balance, December 29, 2012	$72,789	$91,393	$14,938	$179,120
Acquisitions (i)	—	16,120	—	16,120

Balance, September 28, 2013	$72,789	$107,513	$14,938	$195,240

(i)	Includes goodwill from 2013 acquisitions, a working capital settlement of $1.9 million that is clearly and directly associated with purchase price consideration and working capital adjustments.

4.	DISCONTINUED OPERATIONS

The Company’s discontinued operations include a railroad construction and repair business (referred to herein as railroad), environmental remediation operations and certain concrete paving operations. The concrete paving operations were wound down in the second quarter of 2013; management expects the related assets to be sold within the subsequent twelve months. As of September 28, 2013, $3.7 million of assets were included in other current assets on the consolidated balance sheet related to the discontinued concrete paving operations. The railroad business involved building and repairing railroad sidings. The environmental remediation operations primarily involved the repair of retaining walls along highways in Kentucky and the removal and remediation of underground fuel storage tanks. The railroad and environmental remediation operations were sold in 2012 in separate transactions for aggregate proceeds of $3.1 million. Prior to recognition as discontinued operations, all of these businesses were included in the East region’s operations.

Debt and interest expense were not allocated to discontinued operations since there was no debt specifically attributable to the operations. The businesses included in discontinued operations are organized within a limited liability company and pass their tax attributes for federal and state tax purposes to their parent company. Revenue and loss before income tax expense included in discontinued operations for the three and nine month periods ended September 28, 2013 and September 29, 2012 are summarized below:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2013 (1)	2012 (2)	2013 (1)	2012 (2)
Revenue	$203	$17,815	$4,008	$43,715
Loss from discontinued operations before income tax expense	(160)	(1,287)	(257)	(3,011)

(1)	Consists of concrete paving operations (railroad and environmental remediation operations were sold in 2012)
(2)	Consists of concrete paving, railroad and environmental remediation operations

5.	ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following:

	September 28, 2013	December 29, 2012
Trade accounts receivable	$114,195	$88,637
Retention receivables	14,644	13,181
Receivables from related parties	1,307	1,871

Accounts receivable	130,146	103,689
Less: Allowance for doubtful accounts	(3,110)	(3,391)

Accounts receivable, net	$127,036	$100,298

Retention receivables are amounts earned by the Company but held by customers until construction contracts and projects have been fully completed or near completion. Amounts are expected to be billed and collected within a year.

6.	INVENTORIES

Inventories consist of the following:

	September 28,	December 29,
	2013	2012
Aggregate stockpiles	$70,857	$62,872
Finished goods	9,368	9,342
Work in process	2,798	2,679
Raw materials	13,208	18,084

Total	$96,231	$92,977

7.	DEBT

Debt consists of the following:

	September 28,	December 29,
	2013	2012
Senior secured credit facility, revolver (1)	$84,000	$—

Long-term debt:
$250.0 million senior notes, net of discount of $4.2 million at September 28, 2013 and $4.7 million at December 29, 2012	245,800	245,303
$420.9 million senior secured credit facility, term loan net of discount of $3.0 million at September 28, 2013 and $3.5 million at December 29, 2012	417,918	394,540

Total	663,718	639,843
Current portion of long-term debt	4,220	4,000

Long-term debt	$659,498	$635,843

(1)	Five-year revolving senior secured credit facility due in 2017.

The contractual payments of long-term debt, including current maturities, for the five years subsequent to September 28, 2013, are as follows:

2013 (three months)	$1,055
2014	4,220
2015	4,220
2016	5,275
2017	4,220
2018	3,165
Thereafter	648,790

Total	670,945
Less: Original issue discount	(7,227)

Total debt	$663,718

Accrued interest on long-term debt as of September 28, 2013 and December 29, 2012 was $10.6 million and $19.7 million, respectively. Interest expense related to debt totaled $12.9 million and $37.5 million for the three and nine month periods ended September 28, 2013, respectively, and $13.5 million and $39.1 million for the three and nine month periods ended September 29, 2012, respectively.

Summit Materials and Summit Materials Finance Corp. issued $250.0 million aggregate principal amount of 10.5% Senior Notes due January 31, 2020 (“Senior Notes”) under an indenture dated as of January 30, 2012 (as amended and supplemented, the “Indenture”). In addition to the Senior Notes, the Company has a credit facility which provides for term loans in an aggregate amount of $422.0 million and revolving credit commitments in an aggregate amount of $150.0 million (the “Senior Secured Credit Facility”). The debt was initially issued with an original issuance discount of $9.5 million, which was recorded as a reduction to debt and is being accreted with a charge to earnings over the term of the debt.

Senior Notes — The Senior Notes bear interest at 10.5% per year, payable semi-annually in arrears; interest payments commenced on July 31, 2012. The Indenture contains covenants limiting, among other things, the Company and its restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred shares, pay dividends, redeem stock or make other distributions, make certain investments, sell or transfer certain assets, create liens, consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets, enter into certain transactions with affiliates, and designate subsidiaries as unrestricted subsidiaries. The Indenture also contains customary events of default. As of September 28, 2013 and December 29, 2012, the Company was in compliance with all covenants.

Senior Secured Credit Facility — Under the Senior Secured Credit Facility, the Company has entered into term loans totaling $422.0 million with required principal repayments of 0.25% of term debt due on the last business day of each March, June, September and December. In February 2013, the Company consummated a repricing, which included additional borrowings of $25.0 million, an interest rate reduction of 1.0% and a deferral of the March 2013 principal payment. The unpaid principal balance is due in full on the maturity date, which is January 30, 2019.

Under the Senior Secured Credit Facility, the Company has revolving credit commitments of $150.0 million. The revolving credit facility matures on January 30, 2017 and bears interest per annum equal to an applicable margin of 3.5% plus, at the Company’s option, either (i) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A. and (c) the British Bankers Association London Interbank Offered Rate (“LIBOR”) plus 1.00% or (ii) a British Bankers Association LIBOR rate determined by reference to Reuters prior to the interest period relevant to such borrowing adjusted for certain additional costs. The interest rate in effect at September 28, 2013 was 3.7%.

There was $84.0 million outstanding under the revolver facility as of September 28, 2013, leaving remaining borrowing capacity of $47.7 million, which is net of $18.3 million of outstanding letters of credit. The outstanding letters of credit are renewed annually and support required bonding on construction projects and the Company’s insurance liabilities.

The Company must adhere to certain financial covenants related to its debt and interest leverage ratios, as defined in the Senior Secured Credit Facility. The consolidated first lien net leverage ratio, reported each quarter, should be no greater than 4.75:1.0 from April 1, 2012 through June 30, 2014; 4.50:1.0 from July 1, 2014 to June 30, 2015, and 4.25:1.0 thereafter. The interest coverage ratio must be at least 1.70:1.0 from January 1, 2013 to December 31, 2014 and 1.85:1.0 thereafter. As of September 28, 2013 and December 29, 2012, the Company was in compliance with all covenants. The Company’s wholly-owned subsidiary companies and its non wholly-owned subsidiary, Continental Cement, are named as issuers or guarantors, as applicable, of the Senior Notes and the Senior Secured Credit Facility. In addition, the Company has pledged substantially all of its assets as collateral for the Senior Secured Credit Facility.

As of September 28, 2013 and December 29, 2012, $11.4 million and $12.6 million, respectively, of deferred financing fees were being amortized over the term of the debt using the effective interest method.

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

As of September 28, 2013 and December 29, 2012, the Company has not recognized any liabilities for uncertain tax positions. The Company records interest and penalties as a component of the income tax provision. No material interest or penalties were recognized in income tax expense for the three and nine month periods ended September 28, 2013 and September 29, 2012.

9.	COMMITMENTS AND CONTINGENCIES

The Company is a party to various legal proceedings, including those noted in this section. Management presently believes the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm the Company’s consolidated financial position, results of operations or liquidity. However, legal proceedings and related government investigations are subject to inherent uncertainties, and unfavorable rulings or other events could occur, which could materially adversely affect the Company’s consolidated financial position, results of operations or liquidity. The Company records legal fees as incurred.

Litigation and Claims — The Company is obligated under an indemnification agreement entered into with the sellers of Harper Contracting, Inc., Harper Sand and Gravel, Inc., Harper Ready Mix Company, Inc. and Harper Investments, Inc. (collectively, “Harper”) for the sellers’ ownership interests in a joint venture agreement. The Company has the rights to any benefits under the joint venture as well as the assumption of any obligations, but does not own equity interests in the joint venture. The joint venture has incurred significant losses on a highway project in Utah, which have resulted in requests for funding from the joint venture partners and, ultimately, from the Company. Through September 28, 2013, the Company has funded $8.8 million, $4.0 million of which was funded in the nine month period ended September 29, 2012 and $4.8 million in 2011. As of September 28, 2013 and December 29, 2012, an accrual of $4.3 million is recorded in other noncurrent liabilities for this matter.

In 2013, a dispute with the sellers of Harper related to the calculation of working capital from the August 2010 acquisition was settled. The working capital dispute was submitted to binding arbitration, the outcome of which resulted in the payment of $1.9 million to the sellers. In addition, various other acquisition-related disputes with the sellers were settled in 2013 for approximately $0.8 million. The total payments of $2.7 million were made in the second quarter of 2013. There was no material effect to 2013 earnings as a result of these settlements.

During the course of business, there may be revisions to project costs and conditions that can give rise to change orders on construction contracts. Revisions can also result in claims made against a customer or subcontractor to recover project variances that have not been satisfactorily addressed through change orders with a customer. As of September 28, 2013 and December 29, 2012, unapproved change orders and claims totaled $4.0 million ($0.4 million in costs and estimated earnings in excess of billings and $3.6 million in other assets) and $4.8 million ($1.6 million in costs and estimated earnings in excess of billings and $3.2 million in other assets), respectively.

Environmental Remediation — The Company’s mining operations are subject to and affected by federal, state and local laws and regulations relating to the environment, health and safety and other regulatory matters. These operations require environmental operating permits, which are subject to modification, renewal and revocation. Management regularly monitors and reviews its operations, procedures and policies for compliance with these laws and regulations. Despite these compliance efforts, risk of environmental liability is inherent in the operation of the Company’s business, as it is with other companies engaged in similar businesses, and there can be no assurance that environmental liabilities will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity in the future.

Other — In February 2011, the Company incurred a property loss related to a sunken barge with cement product aboard. Through September 28, 2013, the Company has recognized $3.3 million of charges for lost product aboard the barge and costs to remove the barge from the waterway, of which $1.8 million is included in accrued expenses as management’s best estimate of the remaining costs to remove the barge.

The Company is obligated under various firm purchase commitments for certain raw materials and services that are in the ordinary course of business. Management does not expect any significant changes in the market value of these goods and services during the commitment period that would have a material adverse affect on the financial position, results of operations or liquidity of the Company.

10.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Nine months ended
	September 28, 2013	September 29, 2012
Cash payments:
Interest	$45,558	$35,798
Income taxes	653	704

11.	SEGMENT INFORMATION

The Company has determined that it has three operating segments, which are its reportable segments: the Central; West; and East regions. These segments are consistent with the Company’s management reporting structure. The operating results of each segment are regularly reviewed and evaluated separately by the Chief Executive Officer, who is the Company’s Chief Operating Decision Maker (“CODM”). The CODM evaluates the performance of the Company’s segments and allocates resources to them based on several factors, including a measurement of segment profit, which is computed as earnings before interest, taxes, depreciation, depletion, amortization and accretion. In addition, certain items such as management fees are excluded from the calculation of segment profit.

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

	Three months ended		Nine months ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Revenue:
Central region	$115,527	$97,580	$244,207	$226,077
West region	142,921	173,642	322,640	369,767
East region	57,815	47,959	111,087	98,776

Total revenue	$316,263	$319,181	$677,934	$694,620

	Three months ended		Nine months ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Segment profit (loss):
Central region	$30,710	$22,560	$49,892	$45,177
West region	19,175	17,248	19,260	7,598
East region	13,167	14,129	10,790	5,556
Corporate and other (1)	(5,454)	(2,290)	(17,727)	(13,338)

Total reportable segments and corporate	57,598	51,647	62,215	44,993
Interest expense	14,531	14,591	42,380	43,417
Depreciation, depletion, amortization and accretion	18,552	17,251	54,577	50,854

Income (loss) from continuing operations before taxes	$24,515	$19,805	$(34,742)	$(49,278)

(1)	Corporate results primarily consist of compensation and office expenses for employees included in the Company’s headquarters and transaction costs. The increase in cost is primarily attributable to the Company’s August 2013 relocation of its headquarters to Denver, Colorado.

	Nine months ended
	September 28,	September 29,
	2013	2012
Cash paid for capital expenditures:
Central region	$26,581	$17,604
West region	17,912	12,512
East region	7,045	6,645

Total reportable segments	51,538	36,761
Corporate and other	2,121	51

Total capital expenditures	$53,659	$36,812

	Three months ended		Nine months ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Depreciation, depletion, amortization and accretion:
Central region	$8,756	$7,537	$25,084	$22,414
West region	6,151	6,163	18,443	17,825
East region	3,486	3,533	10,848	10,556

Total reportable segments	18,393	17,233	54,375	50,795
Corporate and other	159	18	202	59

Total depreciation, depletion, amortization and accretion	$18,552	$17,251	$54,577	$50,854

	September 28,	December 29,
	2013	2012
Total assets:
Central region	$672,322	$610,003
West region	465,865	428,115
East region	224,253	224,603

Total reportable segments	1,362,440	1,262,721
Corporate and other	20,934	18,492

Total	$1,383,374	$1,281,213

	Three months ended		Nine months ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Revenue by product:*
Aggregates	$51,454	$44,446	$119,757	$111,127
Asphalt	87,277	99,981	162,485	182,147
Ready-mixed concrete	36,035	31,035	82,447	77,572
Cement	28,245	25,799	59,160	57,176
Construction and paving	171,399	189,417	343,346	373,504
Other	(58,147)	(71,497)	(89,261)	(106,906)

Total revenue	$316,263	$319,181	$677,934	$694,620

*	Revenue by product includes intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other.

12.	RELATED PARTY TRANSACTIONS

The Company incurred certain management fees due to Blackstone Management Partners L.L.C. (“BMP”) totaling $0.8 million and $2.0 million during the three and nine month periods ended September 28, 2013, respectively, and $0.8 million and $1.7 million during the three and nine month periods ended September 29, 2012, respectively, under the terms of an agreement with Summit Materials Holdings L.P., and BMP. Under the terms of the agreement, BMP is permitted to assign, and has assigned, a portion of the fees to which it is entitled to Silverhawk Summit, L.P. and to certain equity-holding members of the Company’s management. The fees were paid for consultancy services related to acquisition activities and are included in general and administrative expenses.

The Company had $0.1 million and $0.5 million of revenue from unconsolidated affiliates during the three and nine month periods ended September 28, 2013, respectively, and $2.4 million and $5.5 million during the three and nine month periods ended September 29, 2012, respectively. As of September 28, 2013 and December 29, 2012, accounts receivable from affiliates was $0.2 million and $1.9 million, respectively.

Cement sales to companies owned by a noncontrolling member of Continental Cement were approximately $4.9 million and $10.0 million during the three and nine month periods ended September 28, 2013, respectively, and $3.6 million and $8.8 million during the three and nine month periods ended September 29, 2012, respectively. Accounts receivables due from the noncontrolling member were $1.3 million and $1.0 million as of September 28, 2013 and December 29, 2012, respectively. In addition, as of September 28, 2013 and December 29, 2012, the Company owed $0.8 million and $2.1 million, respectively, to a noncontrolling member of Continental Cement for accrued interest on a related party note. The principal balance on the note was repaid in January 2012.

13.	SENIOR NOTES’ GUARANTOR AND NON GUARANTOR FINANCIAL INFORMATION

The Company’s wholly-owned subsidiary companies (“Wholly-owned Guarantors”) and non wholly-owned subsidiary, Continental Cement (“Non Wholly-owned Guarantor”), are named as guarantors (collectively, the “Guarantors”) of the Senior Notes. Certain other partially-owned subsidiaries do not guarantee the Senior Notes (collectively, the “Non-Guarantors”), including a subsidiary of Continental Cement. The Guarantors provide a joint and several, full and unconditional guarantee of the Senior Notes. There are no significant restrictions on the Company’s ability to obtain funds from any of the Guarantor Subsidiaries in the form of a dividend or loan. Additionally, there are no significant restrictions on a Guarantor Subsidiary’s ability to obtain funds from the Company or its direct or indirect subsidiaries.

The following condensed consolidating balance sheets, statements of operations and cash flows are provided for Summit Materials (referred to as “Parent” in the condensed financial statements below), the Non-Wholly-owned Guarantor, the Wholly-owned Guarantors and the Non-Guarantors. Summit Materials Finance Corp. as a co-issuer of the Senior Notes, had no transactions during the respective periods or assets as of September 28, 2013 and December 29, 2012. Earnings from subsidiaries are included in other income in the condensed consolidated statements of operations below. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the guarantor or non-guarantor subsidiaries operated as independent entities.

Condensed Consolidating Balance Sheets

September 28, 2013

	Summit Materials, LLC (Parent)	Non- Wholly- owned Guarantor	Wholly- owned Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash	$1,607	$9	$22,795	$1,078	$(6,282)	$19,207
Accounts receivable, net	—	11,972	113,700	3,290	(1,926)	127,036
Intercompany receivables	12,826	—	21,560	—	(34,386)	—
Cost and estimated earnings in excess of billings	—	—	30,893	1,611	—	32,504
Inventories	—	6,740	88,285	1,206	—	96,231
Other current assets	742	573	15,030	264	(441)	16,168

Total current assets	15,175	19,294	292,263	7,449	(43,035)	291,146
Property, plant and equipment, net	2,992	300,343	533,677	7,163	—	844,175
Goodwill	—	23,124	171,144	972	—	195,240
Intangible assets, net	—	666	14,572	—	—	15,238
Other assets	345,487	15,630	163,860	1,332	(488,734)	37,575

Total assets	$363,654	$359,057	$1,175,516	$16,916	$(531,769)	$1,383,374

Liabilities, Redeemable Noncontrolling Interest and Member’s Interest
Current liabilities:
Current portion of debt	$—	$1,018	$87,202	$—	$—	$88,220
Current portion of acquisition-related liabilities	—	—	10,533	—	—	10,533
Accounts payable	3,169	7,612	67,991	879	(1,926)	77,725
Accrued expenses	10,315	8,430	43,954	1,442	(6,723)	57,418
Intercompany payables	—	4,464	26,618	3,304	(34,386)	—
Billings in excess of costs and estimated earnings	—	—	4,566	89	—	4,655

Total current liabilities	13,484	21,524	240,864	5,714	(43,035)	238,551
Long-term debt	—	154,845	504,653	—	—	659,498
Acquisition-related liabilities	—	—	27,990	—	—	27,990
Other noncurrent liabilities	900	25,744	56,887	—	—	83,531

Total liabilities	14,384	202,113	830,394	5,714	(43,035)	1,009,570
Redeemable noncontrolling interest	—	—	—	—	23,300	23,300
Redeemable members’ interest	—	23,300	—	—	(23,300)	—
Total member’s interest	349,270	133,644	345,122	11,202	(488,734)	350,504

Total liabilities, redeemable noncontrolling interest and member’s interest	$363,654	$359,057	$1,175,516	$16,916	$(531,769)	$1,383,374

Condensed Consolidating Balance Sheets

December 29, 2012

	Summit Materials, LLC (Parent)	Non- Wholly- owned Guarantor	Wholly- owned Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash	$697	$397	$30,981	$680	$(5,324)	$27,431
Accounts receivable, net	—	7,421	90,765	3,255	(1,143)	100,298
Intercompany receivables	14,931	15,557	9,018	—	(39,506)	—
Cost and estimated earnings in excess of billings	—	—	11,428	147	—	11,575
Inventories	—	7,073	84,555	1,349	—	92,977
Other current assets	25	726	8,447	2,409	(1,539)	10,068

Total current assets	15,653	31,174	235,194	7,840	(47,512)	242,349
Property, plant and equipment, net	1,074	287,677	517,994	6,862	—	813,607
Goodwill	—	23,124	155,024	972	—	179,120
Intangible assets, net	—	742	7,864	—	—	8,606
Other assets	374,581	11,891	161,442	1,315	(511,698)	37,531

Total assets	$391,308	$354,608	$1,077,518	$16,989	$(559,210)	$1,281,213

Liabilities, Redeemable Noncontrolling Interest and Member’s Interest
Current liabilities:
Current portion of debt	$—	$965	$3,035	$—	$—	$4,000
Current portion of acquisition-related liabilities	—	—	9,525	—	—	9,525
Accounts payable	2,745	6,715	51,179	2,138	(1,143)	61,634
Accrued expenses	6,877	10,742	38,050	1,015	(6,862)	49,822
Intercompany payables	—	—	33,396	6,110	(39,506)	—
Billings in excess of costs and estimated earnings	—	—	6,656	270	—	6,926

Total current liabilities	9,622	18,422	141,841	9,533	(47,511)	131,907
Long-term debt	—	155,394	480,449	—	—	635,843
Acquisition-related liabilities	—	—	23,919	—	—	23,919
Other noncurrent liabilities	395	27,091	56,780	—	—	84,266

Total liabilities	10,017	200,907	702,989	9,533	(47,511)	875,935
Redeemable noncontrolling interest	—	—	—	—	22,850	22,850
Redeemable members’ interest	—	22,850	—	—	(22,850)	—
Total member’s interest	381,291	130,851	374,529	7,456	(511,699)	382,428

Total liabilities, redeemable noncontrolling interest and member’s interest	$391,308	$354,608	$1,077,518	$16,989	$(559,210)	$1,281,213

Condensed Consolidating Statements of Operations

For the three months ended September 28, 2013

	Summit Materials, LLC (Parent)	Non- Wholly- owned Guarantor	Wholly- owned Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$29,889	$279,377	$11,238	$(4,241)	$316,263

Cost of revenue (excluding items shown separately below)	—	18,222	205,299	6,003	(4,241)	225,283
General and administrative expenses	1,131	1,779	30,552	360	—	33,822
Depreciation, depletion, amortization and accretion	158	2,922	15,224	248	—	18,552
Transaction costs	—	—	711	—	—	711

Operating (loss) income	(1,289)	6,966	27,591	4,627	—	37,895
Other (income) expense, net	(21,541)	(1,219)	(2,734)	7	24,336	(1,151)
Interest expense	—	2,725	12,811	93	(1,098)	14,531

Income from continuing operations before taxes	20,252	5,460	17,514	4,527	(23,238)	24,515
Income tax expense	85	—	1,480	—	—	1,565

Income from continuing operations	20,167	5,460	16,034	4,527	(23,238)	22,950
Loss from discontinued operations	—	—	(160)	—	—	(160)

Net income	20,167	5,460	15,874	4,527	(23,238)	22,790
Net income attributable to noncontrolling interest	—	—	—	—	2,623	2,623

Net income attributable to member of Summit Materials, LLC	$20,167	$5,460	$15,874	$4,527	$(25,861)	$20,167

Condensed Consolidating Statements of Operations

For the three months ended September 29, 2012

	Summit Materials, LLC (Parent)	Non- Wholly- owned Guarantor	Wholly- owned Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$26,983	$286,407	$9,417	$(3,626)	$319,181

Cost of revenue (excluding items shown separately below)	—	18,882	218,370	5,553	(3,626)	239,179
General and administrative expenses	(2,561)	1,608	29,966	256	—	29,269
Depreciation, depletion, amortization and accretion	18	2,552	14,424	257	—	17,251
Transaction costs	—	—	233	—	—	233

Operating income	2,543	3,941	23,414	3,351	—	33,249
Other income, net	(14,727)	(612)	(1,524)	(115)	15,831	(1,147)
Interest expense	—	3,024	11,690	186	(309)	14,591

Income from continuing operations before taxes	17,270	1,529	13,248	3,280	(15,522)	19,805
Income tax expense	—	—	149	—	—	149

Income from continuing operations	17,270	1,529	13,099	3,280	(15,522)	19,656
Loss from discontinued operations	—	—	(1,287)	—	—	(1,287)

Net income	17,270	1,529	11,812	3,280	(15,522)	18,369
Net income attributable to noncontrolling interest	—	—	—	—	1,099	1,099

Net income attributable to member of Summit Materials, LLC	$17,270	$1,529	$11,812	$3,280	$(16,621)	$17,270

Condensed Consolidating Statements of Operations

For the nine months ended September 28, 2013

	Summit Materials, LLC (Parent)	Non- Wholly- owned Guarantor	Wholly- owned Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$62,688	$594,272	$31,724	$(10,750)	$677,934

Cost of revenue (excluding items shown separately below)	—	46,055	448,655	19,238	(10,750)	503,198
General and administrative expenses	4,027	6,862	95,386	944	—	107,219
Depreciation, depletion, amortization and accretion	202	8,454	45,162	759	—	54,577
Transaction costs	—	—	3,175	—	—	3,175

Operating (loss) income	(4,229)	1,317	1,894	10,783	—	9,765
Other expense (income), net	30,008	(2,513)	(1,206)	181	(24,343)	2,127
Interest expense	—	8,148	36,906	332	(3,006)	42,380

(Loss) income from continuing operations before taxes	(34,237)	(4,318)	(33,806)	10,270	27,349	(34,742)
Income tax (benefit) expense	85	—	(1,867)	—	—	(1,782)

(Loss) income from continuing operations	(34,322)	(4,318)	(31,939)	10,270	27,349	(32,960)
Loss from discontinued operations	—	—	(257)	—	—	(257)

Net (loss) income	(34,322)	(4,318)	(32,196)	10,270	27,349	(33,217)
Net income attributable to noncontrolling interest	—	—	—	—	1,105	1,105

Net (loss) income attributable to member of Summit Materials, LLC	$(34,322)	$(4,318)	$(32,196)	$10,270	$26,244	$(34,322)

Condensed Consolidating Statements of Operations

For the nine months ended September 29, 2012

	Summit Materials, LLC (Parent)	Non- Wholly- owned Guarantor	Wholly- owned Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$59,986	$622,278	$22,269	$(9,913)	$694,620

Cost of revenue (excluding items shown separately below)	—	45,173	497,433	12,029	(9,913)	544,722
General and administrative expenses	261	4,519	89,600	806	—	95,186
Depreciation, depletion, amortization and accretion	59	7,544	42,476	775	—	50,854
Transaction costs	—	—	1,765	—	—	1,765

Operating (loss) income	(320)	2,750	(8,996)	8,659	—	2,093
Other expense (income), net	50,730	(1,107)	6,930	(35)	(48,564)	7,954
Interest expense	—	9,145	34,892	495	(1,115)	43,417

(Loss) income from continuing operations before taxes	(51,050)	(5,288)	(50,818)	8,199	49,679	(49,278)
Income tax expense (benefit)	5	—	(1,819)	—	—	(1,814)

(Loss) income from continuing operations	(51,055)	(5,288)	(48,999)	8,199	49,679	(47,464)
Loss from discontinued operations	—	—	(3,011)	—	—	(3,011)

Net (loss) income	(51,055)	(5,288)	(52,010)	8,199	49,679	(50,475)
Net income attributable to noncontrolling interest	—	—	—	—	580	580

Net (loss) income attributable to member of Summit Materials, LLC	$(51,055)	$(5,288)	$(52,010)	$8,199	$49,099	$(51,055)

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 28, 2013

	Summit Materials, LLC (Parent)	Non- Wholly- owned Guarantor	Wholly- owned Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$925	$(3,662)	$(5,118)	$7,978	$—	$123

Cash flow from investing activities:
Acquisitions, net of cash acquired	—	—	(60,913)	—	—	(60,913)
Purchase of property, plant and equipment	(2,120)	(20,265)	(30,184)	(1,090)	—	(53,659)
Proceeds from the sale of property, plant, and equipment	—	—	8,592	50	—	8,642

Net cash used for investing activities	(2,120)	(20,265)	(82,505)	(1,040)	—	(105,930)

Cash flow from financing activities:
Net proceeds from debt issuance	214,390	—	—	—	—	214,390
Loans received from and payments made on loans from other Summit Companies	(100,401)	23,539	84,360	(6,540)	(958)	—
Payments on long-term debt	(111,884)	—	—	—	—	(111,884)
Payments on acquisition-related liabilities	—	—	(4,923)	—	—	(4,923)

Net cash provided by (used for) financing activities	2,105	23,539	79,437	(6,540)	(958)	97,583

Net increase (decrease) in cash	910	(388)	(8,186)	398	(958)	(8,224)
Cash — Beginning of period	697	397	30,981	680	(5,324)	27,431

Cash— End of period	$1,607	$9	$22,795	$1,078	$(6,282)	$19,207

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 29, 2012

	Summit Materials, LLC (Parent)	Non- Wholly- owned Guarantor	Wholly- owned Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$5,581	$4,037	$(27,762)	$6,289	$—	$(11,855)

Cash flow from investing activities:
Acquisitions, net of cash acquired	—	—	(42,933)	—	—	(42,933)
Purchase of property, plant and equipment	(51)	(9,607)	(26,837)	(317)	—	(36,812)
Proceeds from the sale of property, plant, and equipment	—	66	4,053	125	—	4,244
Other	—	—	69	—	—	69

Net cash used for investing activities	(51)	(9,541)	(65,648)	(192)	—	(75,432)

Cash flow from financing activities:
Net proceeds from debt issuance	248,297	6,983	63,482	—	(70,462)	248,300
Loans received from and payments made on loans from other Summit Companies	(79,174)	6,460	66,853	(6,648)	12,509	—
Payments on long-term debt	(177,892)	(5,783)	(51,933)	—	57,716	(177,892)
Payments on acquisition-related liabilities	—	—	(4,067)	—	—	(4,067)
Other	(656)	—	—	(282)	237	(701)

Net cash (used for) provided by financing activities	(9,425)	7,660	74,335	(6,930)	—	65,640

Net decrease (increase) in cash	(3,895)	2,156	(19,075)	(833)	—	(21,647)
Cash — Beginning of period	6,701	8	33,997	2,084	—	42,790

Cash— End of period	$2,806	$2,164	$14,922	$1,251	$—	$21,143

* * *

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading, vertically-integrated, geographically-diverse, heavy-side building materials company. We supply aggregates, cement and related downstream products such as asphalt paving mix, ready-mixed concrete, concrete products and paving and related construction services for a variety of end uses in the U.S. construction industry, including public infrastructure projects, and private residential and non-residential construction. We have organized the business by geographic region and have three operating segments, which are also our reporting segments: the Central; West; and East regions. Across the three regions, we believe, by volume, we are a top 15 supplier of aggregates, a top 5 supplier of cement, a top 10 producer of asphalt paving mix and a major producer of ready-mixed concrete in the United States. As of September 28, 2013, we had 1.1 billion tons and 0.4 billion tons of proven and probable aggregates reserves serving our aggregates and cement businesses, respectively, and operated over 120 sites and plants.

Since July 2009, the Sponsors and certain of our officers, directors and employees have made $794.5 million of funding commitments to our parent company. We have grown rapidly as a result of our disciplined acquisition strategy, utilizing approximately $457.3 million for acquisitions of the $463.9 million of equity deployed. Our nine operating companies make up our three distinct geographic segments, spanning 18 states and 23 metropolitan areas.

Of the 18 states in which we operate, we currently have permanent assets in 14 states across our three geographic regions. The map below illustrates the geographic footprint of our permanent assets:

Our revenue is derived from multiple end-use markets including public infrastructure construction as well as private residential and non-residential construction. Public construction includes spending by federal, state and local governments for roads, highways, bridges, airports and other public infrastructure construction projects. Public construction projects are a historically stable portion of state and federal budgets. Our acquisitions to date have been focused in states with constitutionally-protected transportation funding sources, which we believe serves to limit our exposure to state and local budgetary uncertainties. Private construction includes both residential and non-residential new construction and repair and remodel markets, which have been significantly affected by the downturn in the overall economy and the construction industry, in particular. We believe exposure to multiple geographic markets affords us greater stability through economic cycles and positions us to capitalize on upside opportunities as the residential and non-residential construction recovery occurs.

Business Trends and Conditions

The U.S. heavy-side building materials industry is composed of four primary sectors: (i) aggregates; (ii) cement; (iii) asphalt paving mix; and (iv) ready-mixed concrete, one or more of which is widely used in most forms of construction activity. Participants in these sectors typically range from small, privately-held companies focused on a single product or market to multinational companies that offer a wide array of construction materials and services across several markets. Markets are defined in part by the distance materials may be transported efficiently, resulting in largely local or regional operations.

Transportation infrastructure projects, driven by both state and federal funding programs, represent a significant share of the U.S. heavy-side building materials market. In July 2012, Moving Ahead for Progress in the 21st Century (“MAP-21”) was enacted and took effect in October 2012. MAP-21 is a 27-month, approximately $105.0 billion transportation funding program that provides for $40.4 billion and $41.0 billion in highway infrastructure investments in fiscal years 2013 and 2014, respectively. The spending levels are consistent with the preceding federal transportation funding program. In addition to federal funding, highway construction and maintenance funding is also available through state, county and local agencies. Our five largest states by revenue (Texas, Kansas, Kentucky, Missouri and Utah represented approximately 26%, 19%, 16%, 12% and 11%, respectively, of our total revenue for the nine month period ended September 28, 2013) each have funds whose revenue sources are constitutionally protected and may only be spent on transportation projects:

•	Texas’ 2012-2013 Department of Transportation budget is $19.8 billion, a $3.9 billion increase from the previous 2010-2011 biennium budget

•	Kansas has a 10-year $8.2 billion highway bill that was passed in May 2010

•	Kentucky has a two-year $4.5 billion highway bill that was passed in April 2012

•	Missouri has an estimated $0.7 billion in annual construction funding committed to essential road and bridge programs

•	Utah’s transportation investment fund has $3.5 billion committed through 2018

Despite the economic challenges of recent years, we believe that the federal transportation funding program in place through fiscal 2014 is a positive development, reducing the uncertainty that existed with the previous funding program, which had been subject to 10 short-term extensions. Within many of our markets, the federal, state and local governments have taken actions to maintain or grow highway funding during a time in which many areas of spending are facing significant cuts. However, we could still be affected by any economic improvement or decline, which could vary by local region and market. Our sales and earnings are sensitive to national, regional and local economic conditions and particularly to cyclical changes in construction spending, especially in the private sector. From a macroeconomic view, the Company sees positive indicators for the construction sector, including upward trends in housing starts, construction employment and highway obligations. All of these factors should result in increased construction activity in the relatively near future as compared to the recently preceding years.

Our products sold externally are generally picked up or delivered upon receipt of orders or requests from customers. Accordingly, the backlog associated with external product sales is converted into revenue within a relatively short period of time. Inventory for products is generally maintained in sufficient quantities to meet rapid delivery requirements of customers.

Our construction services backlog represents our estimate of the revenue that will be realized under the portion of the construction contracts remaining to be performed. We generally include a project in our contract backlog at the time a contract is awarded and funding is in place. At the election of the customer, substantially all of the contracts in our backlog are subject to cancellation or modification in accordance with applicable contract terms. However, we have not been materially adversely affected by contract cancellations or modifications in the past. Many of our construction services are awarded and completed within one year and, therefore, may not be reflected in our beginning or year-end contract backlog.

As a vertically-integrated business, approximately 26% of our aggregates production was further processed and sold as a downstream product, such as asphalt paving mix or ready-mixed concrete, or used in our construction services business during the nine months ended September 28, 2013. During the nine months ended September 28, 2013, approximately 83% of the asphalt paving mix we sold was installed by our own paving crews. A quarterly increase or decrease of backlog does not necessarily correspond with an improvement or deterioration of our business. Our backlog includes only those products and projects for which we have obtained a purchase order or a signed contract with the customer. The following table sets forth, by product, our backlog as of the indicated dates:

(in thousands)	September 28, 2013	September 29, 2012
Aggregate (in tons)	4,674	3,377
Asphalt (in tons)	2,441	2,791
Ready-mixed concrete (in cubic yards)	196	141
Construction services	$375,561	$337,705

Approximately 56%, 45%, 80% and 42% of our September 28, 2013 aggregate, asphalt, ready-mixed concrete and construction backlog, respectively, are expected to be completed and converted into revenue in 2013.

In addition to being subject to cyclical changes in the economy, our business is seasonal in nature. Almost all of our products are produced and consumed outdoors. Severe weather, seasonal changes and other weather-related conditions can significantly affect the production and sales volumes of our products. Typically, the highest sales and earnings are in the second and third quarters and the lowest are in the first and fourth quarters. Winter weather months are generally periods of lower sales as we, and our customers, normally cannot cost-effectively mobilize and demobilize equipment and manpower under adverse weather conditions. Periods of heavy rainfall also adversely affect our work patterns and demand for our products. Our working capital may vary greatly during peak periods, but generally returns to average levels as our operating cycle is completed each fiscal year.

We are subject to commodity price risk with respect to price changes in energy, including fossil fuels and electricity for aggregates, cement, asphalt paving mix and ready-mixed concrete production, liquid asphalt, natural gas for hot mix asphalt production and diesel fuel for distribution vehicles and production related mobile equipment. Liquid asphalt escalator provisions in most of our public contracts, other than those in Texas, limit our exposure to price fluctuations in this commodity. We often obtain similar escalators on private and commercial contracts. In addition, we enter into various firm purchase commitments, with terms generally less than one year, for certain raw materials, including commodities, in the ordinary course of business. As a result of the contract escalation clauses and effective use of the firm purchase commitments, commodity prices did not have a material effect on our results of operations in 2013, as compared to 2012.

Financial Highlights

The principal factors in evaluating our financial condition and operating results for the three and nine month periods ended September 28, 2013 are:

•	Product revenue increased $3.6 million and $6.8 million in the three and nine month periods ended September 28, 2013, respectively, from the comparable periods in 2012, as a result of pricing and volume increases.

•	Service revenue declined $6.5 million and $23.5 million in the three and nine month periods ended September 28, 2013, respectively, from the comparable periods in 2012, as a result of the colder, wetter weather in 2013 compared to 2012 and completion of high-revenue, low-margin projects, such as grading and structural work, in 2012. Although weather issues affect all of our operations, the construction and paving services were most directly affected, contributing to the decrease in service revenue and a 15.2% decline in asphalt volumes.

•	Our operating earnings improved $4.6 million and $7.7 million in the three and nine month periods ended September 28, 2013, respectively, from the comparable periods in 2012. This improvement in earnings was largely driven by the price increases discussed above and higher margins on our construction business in 2013.

•	Cash provided by operations was $0.1 million in 2013, compared to cash used for operations of $11.9 million in 2012, as a result of the increase in operating earnings and improved management of working capital.

•	In February 2013, we completed a repricing of our term debt, which included additional borrowings of $25.0 million, an interest rate reduction of 1.0% and a deferral of the March 2013 principal payment.

Acquisitions

On April 1, 2013, we acquired certain aggregates, ready-mixed concrete and asphalt assets of Lafarge in and around Wichita, Kansas, which expands our footprint in the Wichita market across our lines of business.

On April 1, 2013, we acquired the membership interests of Westroc in Utah. The Westroc acquisition expands our market coverage for aggregates and ready-mixed concrete in Utah.

Discontinued Operations

As part of our strategy to focus on our core business as a heavy-side building materials company, we have exited certain activities, including certain concrete paving operations, our railroad construction and maintenance business (referred to herein as the “railroad business”), which involved building and repairing railroad sidings, and our environmental remediation business, which primarily involved the repair of retaining walls along highways in Kentucky and the removal and remediation of underground fuel storage tanks. The concrete paving operations were wound down in the second quarter of 2013; management expects the related assets to be sold within the next twelve months. The railroad and environmental remediation businesses were sold in 2012 in separate transactions for an aggregate of $3.1 million. Prior to recognition as discontinued operations, all of these businesses were included in the East region’s operations.

Results of Operations

The following discussion of our results of operations is focused on the material financial measures we use to evaluate the performance of our business from both a consolidated and operating segment perspective. Operating income and margins are discussed in terms of changes in volume, pricing and mix of revenue source (i.e., type of product sales or service revenue). The majority of our service revenue is generated by contracts that extend across multiple reporting periods, for which we generally account using the percentage of completion method of accounting. Under this method, revenue is recognized as work progresses. Performance on service contracts refers to changes in contract earnings rates during the term of the contract based on revisions to estimates of profit at completion on individual contracts. These revisions result from increases or decreases to the estimated value of the contract and/or the estimated costs required to complete the contract. The following discussion of results of operations provides additional disclosure to the extent that a significant or unusual event causes a material change in the profitability of a contract.

Operating income reflects our profit from continuing operations after taking into consideration cost of revenue, general and administrative expenses, depreciation, depletion, amortization and accretion and transaction costs. The components of cost of revenue generally increase ratably with revenue, as labor, transportation costs and subcontractor costs are recorded in cost of revenue. As a result of our revenue growth occurring primarily through acquisitions, our general and administrative costs and depreciation, depletion, amortization and accretion generally have grown ratably with revenue. As volumes increase, we expect these costs, as a percentage of revenue, to decrease. Our transaction costs fluctuate with the number and size of acquisitions consummated each year. The table below includes revenue and operating income (loss) by segment for the three and nine month periods ended September 28, 2013 and September 29, 2012.

	Three Months Ended				Nine Months Ended
	September 28, 2013		September 29, 2012		September 28, 2013		September 29, 2012
(in thousands)	Revenue	Operating income (loss)	Revenue	Operating income (loss)	Revenue	Operating income (loss)	Revenue	Operating income (loss)
Central	$115,527	$21,779	$97,580	$15,014	$244,207	$25,093	$226,077	$24,794
West	142,921	13,048	173,642	11,076	322,640	2,312	369,767	(7,022)
East	57,815	8,682	47,959	9,721	111,087	669	98,776	(1,488)
Corporate (1)	—	(5,614)	—	(2,562)	—	(18,309)	—	(14,191)

Total	$316,263	$37,895	$319,181	$33,249	$677,934	$9,765	$694,620	$2,093

(1)	Corporate results primarily consist of compensation and office expenses for employees included in the Company’s headquarters and transaction costs. The increase in cost is primarily attributable to the Company’s August 2013 relocation of its headquarters to Denver, Colorado.

Non-GAAP Performance Measures

Our chief operating decision maker evaluates the performance of our segments and allocates resources to them based on several factors including a measure we call segment profit, or Adjusted EBITDA by segment. We define Adjusted EBITDA as net income (loss) before loss from discontinued operations, income tax expense (benefit), interest expense and depreciation, depletion, amortization and accretion. Accretion expense is recognized on our asset retirement obligations and reflects the time value of money. Given that accretion is similar in nature to interest expense, it is treated consistently with interest expense in determining Adjusted EBITDA. Adjusted EBITDA is determined before considering the loss from discontinued operations as results from discontinued operations are not viewed by management as part of our core business when assessing the performance of our segments or allocation of resources.

Adjusted EBITDA reflects an additional way of viewing aspects of our business that, when viewed with our results determined in accordance with U.S. generally accepted accounting principles (“GAAP”) and the accompanying reconciliation to a GAAP financial measure included in the table below, may provide a more complete understanding of factors and trends affecting our business. However, it should not be construed as being more important than other comparable GAAP measures and must be considered in conjunction with the GAAP measures. In addition, non-GAAP financial measures are not standardized; therefore, it may not be possible to compare such financial measures with other companies’ non-GAAP financial measures having the same or similar names. We strongly encourage investors to review our consolidated interim financial statements in their entirety and not rely on any single financial measure.

The tables below reconcile our net income (loss) to Adjusted EBITDA and present Adjusted EBITDA by segment for the three and nine month periods ended September 28, 2013 and September 29, 2012.

	Three Months Ended		Nine Months Ended
Reconciliation of Net Income (Loss) to Adjusted EBITDA	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
(in thousands)
Net income (loss)	$22,790	$18,369	$(33,217)	$(50,475)
Income tax expense (benefit)	1,565	149	(1,782)	(1,814)
Interest expense	14,531	14,591	42,380	43,417
Depreciation, depletion and amortization	18,367	17,110	54,040	50,464
Accretion	185	141	537	390
Loss from discontinued operations	160	1,287	257	3,011

Adjusted EBITDA	$57,598	$51,647	$62,215	$44,993

Adjusted EBITDA by Segment
(in thousands)
Central	$30,710	$22,560	$49,892	$45,177
West	19,175	17,248	19,260	7,598
East	13,167	14,129	10,790	5,556
Corporate	(5,454)	(2,290)	(17,727)	(13,338)

Adjusted EBITDA	$57,598	$51,647	$62,215	$44,993

Consolidated Results of Operations

The table below sets forth our consolidated results of operations for the three and nine month periods ended September 28, 2013 and September 29, 2012.

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(in thousands)	2013	2012	2013	2012
Revenue	$316,263	$319,181	$677,934	$694,620
Cost of revenue (excluding items shown separately below)	225,283	239,179	503,198	544,722
General and administrative expenses	33,822	29,269	107,219	95,186
Depreciation, depletion, amortization and accretion	18,552	17,251	54,577	50,854
Transaction costs	711	233	3,175	1,765

Operating income	37,895	33,249	9,765	2,093
Other income, net	(1,151)	(1,232)	(988)	(291)
Loss on debt financings	—	85	3,115	8,245
Interest expense	14,531	14,591	42,380	43,417

Income (loss) from continuing operations before taxes	24,515	19,805	(34,742)	(49,278)
Income tax expense (benefit)	1,565	149	(1,782)	(1,814)

Income (loss) from continuing operations	22,950	19,656	(32,960)	(47,464)
Loss from discontinued operations	(160)	(1,287)	(257)	(3,011)

Net income (loss)	22,790	18,369	(33,217)	(50,475)
Net income attributable to noncontrolling interest	2,623	1,099	1,105	580

Net income (loss) attributable to member of Summit Materials, LLC	$20,167	$17,270	$(34,322)	$(51,055)

Three and nine month periods ended September 28, 2013 and September 29, 2012

	Three Months Ended			Nine Months Ended
($ in thousands)	September 28, 2013	September 29, 2012	Variance	September 28, 2013	September 29, 2012	Variance
Revenue	$316,263	$319,181	(0.9)%	$677,934	$694,620	(2.4)%
Operating income	37,895	33,249	14.0%	9,765	2,093	366.6%
Operating margin	12.0%	10.4%	15.4%	1.4%	0.3%	366.7%
Adjusted EBITDA	$57,598	$51,647	11.5%	$62,215	$44,993	38.3%

Revenue in the three and nine month periods ended September 28, 2013 was down slightly from the comparable periods in 2012 due to a decrease in construction and paving revenue as a result of the colder, wetter weather in the first half of 2013, as compared to drier weather in 2012, and completion of certain high-revenue, low-margin projects, such as grading and structural work. Given that such a large portion of our asphalt volumes are laid by our own paving crews, the decrease in construction and paving work significantly affected our asphalt volumes. The decrease in construction and paving revenue was mostly offset by an increase in product revenue. Product revenue increased $3.6 million and $6.8 million in the three and nine month periods ended September 28, 2013, respectively, from the comparable periods in 2012, as a result of improved pricing and aggregate, ready-mixed concrete and cement volume increases. Detail of consolidated volumes and average selling prices for aggregate, asphalt and ready-mixed concrete for the nine months ended September 28, 2013 and September 29, 2012 follows:

	Nine Months Ended		Nine Months Ended
	September 28, 2013		September 29, 2012		Percentage Change in
	Volume (1)	Average Selling	Volume (1)	Average Selling		Average Selling
	(in thousands)	Price (2)	(in thousands)	Price (2)	Volume	Price
Aggregates	13,092	$8.89	12,884	$8.58	1.6%	3.6%
Asphalt	2,919	55.42	3,442	52.85	(15.2%)	4.9%
Ready-mixed concrete	883	93.15	850	89.48	3.9%	4.1%

(1)	Volumes are shown in tons for aggregatess and asphalt and in cubic yards for ready-mixed concrete.
(2)	Average selling prices are shown on a per ton basis for aggregatess and asphalt and on a per cubic yard basis for ready-mixed concrete.

Aggregates and ready-mixed concrete volumes were positively affected from the April 1, 2013 acquisitions of the Lafarge-Wichita assets and Westroc near Salt Lake City, Utah. Adverse weather in 2013, compared to much dryer weather in 2012, largely offset the effect of the acquisitions and drove the decline in asphalt volumes. The volume changes negatively affected revenue by $1.3 million and $19.7 million in the three and nine month periods ended September 28, 2013, respectively. Our cement volumes increased 5.1% due to an expanded customer mix, which more than offset the negative effect from adverse weather. Price variances across these products largely offset the volume declines, with a benefit to revenue of $2.3 million and $15.6 million in the three and nine month periods ended September 28, 2013, respectively.

Also affecting revenue was a decrease in large-scale, low margin projects in the West region. In 2012, we completed certain construction projects which provided significant revenue, but at below-average margins, including a project in Austin, Texas that contributed $26.0 million and $42.5 million of revenue in the three and nine month periods ended September 29, 2012, respectively.

Operating income

Our operating income improved $4.6 million and $7.7 million in the three and nine month periods ended September 28, 2013, respectively, from the comparable periods in 2012. In addition, operating margin, which we define as operating income as a percentage of revenue, improved 160 and 110 basis points in the three and nine month periods ended September 28, 2013, respectively, from the comparable periods in 2012. These profit improvements were driven by higher prices across our aggregates, asphalt and ready-mixed concrete products and improved performance on our construction projects, as low-margin legacy contracts were completed in prior periods. The pricing variances benefited revenue by $2.3 million and $15.6 million in the three and nine month periods ended September 28, 2013, respectively. In the three month period ended September 29, 2012, we recognized $2.6 million of cost overruns on grading and structural projects in the West region and in the nine month period ended September 29, 2012, we recognized $4.5 million of cost overruns on grading and structural projects in the West region and recognized a $8.0 million loss in general and administrative expenses (“G&A”) on an indemnification agreement.

These improvements to operating income were partially affected by volume decreases in our asphalt products and increases in G&A and depreciation, depletion, amortization and accretion (collectively, referred to as depreciation). G&A and depreciation were generally consistent as a percentage of revenue in the 2013 and 2012 periods, with the exception of a $1.5 million and $6.7 million increase in the loss on the disposition of property, plant and equipment in the three and nine month periods ended September 28, 2013, respectively. In addition, transaction costs increased $0.5 million and $1.4 million in the three and nine month periods ended September 28, 2013, respectively, as a result of the April 1, 2013 acquisitions.

Adjusted EBITDA

We experienced an increase in Adjusted EBITDA of $6.0 million and $17.2 million in the three and nine month periods ended September 28, 2013, respectively, from the comparable periods in 2012, related to the following:

•	Operating income improved $4.6 million and $7.7 million in the three and nine month periods ended September 28, 2013, respectively, primarily as a result of the margin improvement discussed above.

•	In the nine month period ended September 28, 2013, we recognized a $3.1 million loss on the February 2013 debt repricing compared to an $8.2 million loss on the January 2012 financing transactions in the nine month period ended September 29, 2012.

Other Financial Information

Loss on debt financings

In February 2013, we completed a repricing of our credit facility, which provides for term loans in an aggregate amount of $422.0 million and revolving credit commitments in an aggregate amount of $150.0 million (the “Senior Secured Credit Facility”), which reduced our stated term-loan interest rate by 1.0% and provided additional borrowing capacity of $25.0 million. As a result of the repricing, we recognized a loss of $3.1 million for related bank fees in the nine month period ended September 28, 2013. In January 2012, we refinanced our debt existing at that time, resulting in a net loss of $8.2 million in the nine month period ended September 29, 2012. Both the repricing and the refinancing were accounted for as partial extinguishments.

Discontinued operations

As part of our strategy to focus on our core business as a heavy-side building materials company, we have exited certain activities, including concrete paving in the East region, our railroad business, which involved building and repairing railroad sidings, and our business of repairing retaining walls along highways in Kentucky and the removal and remediation of underground fuel storage tanks (referred to herein as the environmental remediation business). The concrete paving operations were wound down in the second quarter of 2013; management expects the related assets to be sold within the subsequent twelve months. The railroad and environmental remediation businesses were sold in 2012 in separate transactions for an aggregate $3.1 million. Prior to recognition as discontinued operations, all of these businesses were reported in the East region’s operations. Revenue from these discontinued operations was $0.2 million and $4.0 million in the three and nine month periods ended September 28, 2013, respectively, and $17.8 million and $43.7 million in the three and nine month periods ended September 29, 2012, respectively. The loss from discontinued operations was $0.2 million and $0.3 million in the three and nine month periods ended September 28, 2013, respectively, and $1.3 million and $3.0 million in the three and nine month periods ended September 29, 2012, respectively.

Segment results of operations

Central Region

	Three Months Ended			Nine Months Ended
	September 28,	September 29,		September 28,	September 29,
($ in thousands)	2013	2012	Variance	2013	2012	Variance
Revenue	$115,527	$97,580	18.4%	$244,207	$226,077	8.0%
Operating income	21,779	15,014	45.1%	25,093	24,794	1.2%
Operating margin	18.9%	15.4%	22.7%	10.3%	11.0%	(6.4)%
Adjusted EBITDA	$30,710	$22,560	36.1%	$49,892	$45,177	10.4%

Revenue in the Central region increased $17.9 million, or 18.4%, and $18.1 million, or 8.0%, in the three and nine month periods ended September 28, 2013, respectively, from the comparable periods in 2012. Acquisitions in the region offset revenue declines that were a result of colder, wetter weather in 2013, as compared to 2012. Asphalt prices decreased 4.6% from the nine months ended September 29, 2012 due to a concentration of higher grade asphalt mixes in 2012, which commanded a higher price due to higher material input cost. Cement volumes increased 5.1% with relatively flat pricing. The Central region’s percent changes in production volumes and pricing from the nine months ended September 29, 2012 to September 28, 2013 were as follows:

	Percentage Change in
		Average Selling
	Volume	Prices
Aggregates	4.3%	1.8%
Asphalt	18.7%	(4.6%)
Ready-mixed concrete	(3.7%)	0.0%

Operating income

The Central region’s operating income increased $6.8 million and operating margin improved 350 basis points in the three month period ended September 28, 2013 from the comparable period in 2012. The increased profitability was largely driven by a 4.0% and 6.5% increase in cement volume and pricing, respectively, as compared to the three months ended September 29, 2012. Margin was also positively affected by synergies realized from the April 1, 2013 acquisition of the Lafarge-Wichita assets as well as a modest rebound in volumes in Northeast Kansas compared to 2012 volumes, which were markedly lower than historical averages.

The Central region’s operating income was relatively consistent from the nine month period ended September 28, 2013, from the comparable period in 2012. Operating income and margin in 2013 were positively affected by volume increases in aggregates, cement and ready–mixed concrete, realized synergies from the April 1, 2013 acquisition of the Lafarge-Wichita assets and a rebound in the Northeast Kansas market. However, these improvements were offset by higher stripping costs and a $1.8 million charge for costs to remove a sunken barge from the Mississippi River.

Adjusted EBITDA

Adjusted EBITDA improved by $8.2 million and $4.7 million in the three and nine month periods ended September 28, 2013 from the comparable 2012 periods. These increases were a result of the increased volumes and improved pricing in the three months ended September 28, 2013. In the nine month period ended September 28, 2013, we also realized a decrease of $1.4 million in debt financing costs, offset by the effect of higher stripping costs and a $1.8 million charge to remove a sunken barge from the Mississippi River.

West Region

	Three Months Ended			Nine Months Ended
	September 28,	September 29,		September 28,	September 29,
($ in thousands)	2013	2012	Variance	2013	2012	Variance
Revenue	$142,921	$173,642	(17.7)%	$322,640	$369,767	(12.7)%
Operating income (loss)	13,048	11,076	17.8%	2,312	(7,022)	132.9%
Operating margin	9.1%	6.4%	42.2%	0.7%	(1.9)%	136.8%
Adjusted EBITDA	$19,175	$17,248	11.2%	$19,260	$7,598	153.5%

Revenue in the West region decreased 17.7% and 12.7%, in the three and nine month periods ended September 28, 2013, respectively, from the comparable periods in 2012. The decrease was attributable to colder, wetter weather in 2013, as compared to 2012 and completion of certain high-revenue, low-margin grading and structural projects. In addition, we had a significant project in Austin, Texas that was completed in the fourth quarter of 2012, which contributed $26.0 million and $42.5 million of revenue in the three and nine month periods ended September 29, 2012, respectively.

These revenue declines were offset by increased ready–mixed concrete volumes primarily from the April 1, 2013 Westroc acquisition, changes in the product and geographic mixes across our product lines and improved pricing across our product lines. The West region’s percent changes in production volumes and pricing from the nine months ended September 29, 2012 to September 28, 2013 were as follows:

	Percentage Change in
		Average Selling
	Volume	Prices
Aggregates	(1.9%)	0.9%
Asphalt	(25.3%)	8.0%
Ready-mixed concrete	11.7%	7.8%

Operating income (loss)

The West region recognized operating income of $13.0 million in the three months ended September 28, 2013 compared to $11.1 million in 2012. Similar improvement was seen in the nine month period with a $9.3 million increase in operating income. Operating margin also improved 270 basis points and 260 basis points in the three and nine months ended September 28, 2013, respectively, from the comparable periods in 2012. The improvement was primarily driven by higher average selling prices in aggregates, asphalt and ready–mixed concrete and improved performance in Texas due to the completion of low margin grading and structural work in 2012 and strategic price increases. In addition, in the three and nine month periods ended September 29, 2012, we recognized a $3.0 million and $8.0 million loss on an indemnification agreement, respectively. In the nine months ended September 28, 2013, these profit improvements were offset by the 1.9% and 25.3% decline in aggregate and asphalt volumes, respectively, primarily as a result of the wetter weather in 2013, completing a significant project in Austin, Texas in the fourth quarter of 2012, and a $0.7 million and $4.5 million loss on the disposition of certain property and equipment in Colorado recognized in the three and nine month periods ended September 28, 2013, respectively.

Adjusted EBITDA

Adjusted EBITDA improved $2.0 million to $19.2 million in the three months ended September 28, 2013 from $17.2 million in the comparable 2012 period primarily due to increases in pricing in our aggregate, asphalt and ready–mixed concrete products, partially offset by aggregate and asphalt volume declines. In addition, we recognized a $3.0 million loss on an indemnification agreement in 2012.

Adjusted EBITDA improved $11.7 million to $19.3 million in the nine months ended September 28, 2013 from $7.6 million in the comparable 2012 period primarily due to a $8.0 million loss on an indemnification agreement, $4.5 million of cost overruns on certain structural projects in 2012, $1.6 million less of debt financing costs in 2013, as compared to 2012, and increase in pricing in our aggregate, asphalt and ready–mixed concrete products. These earnings improvements were negatively affected by a decrease in aggregates and asphalt volumes.

East Region

	Three Months Ended			Nine Months Ended
	September 28,	September 29,		September 28,	September 29,
($ in thousands)	2013	2012	Variance	2013	2012	Variance
Revenue	$57,815	$47,959	20.6%	$111,087	$98,776	12.5%
Operating income (loss)	8,682	9,721	(10.7)%	669	(1,488)	145.0%
Operating margin	15.0%	20.3%	(26.1)%	0.6%	(1.5)%	140.0%
Adjusted EBITDA	$13,167	$14,129	(6.8)%	$10,790	$5,556	94.2%

Our East region’s revenue increased 20.6% and 12.5% in the three and nine month periods ended September 28, 2013, respectively, from the comparable 2012 periods, primarily as a result of improved aggregate pricing and increased aggregate and asphalt volumes, which was partially offset by decreased asphalt pricing. The East region’s percent changes in production volumes and pricing from the nine months ended September 29, 2012 to September 28, 2013 were as follows:

	Percentage Change in
		Average Selling
	Volume	Prices
Aggregates	1.6%	9.4%
Asphalt	15.4%	(2.4%)

Operating income (loss)

The East region recognized operating income of $8.7 million in the three months ended September 28, 2013 compared to $9.7 million in the comparable 2012 period, resulting in a 530 basis point decrease in operating margin. The decrease in operating margin was a result of higher stripping costs and lower production output in aggregates during this period in 2013, as well as a decrease in asphalt average selling prices as a result of product mix.

In the nine month period ended September 28, 2013, operating income improved $2.2 million and operating margin improved 210 basis points, from the comparable period in 2012. This improvement was driven by increased aggregate pricing and various cost savings initiatives implemented in 2012 and 2013, including headcount reductions of approximately 60 salaried employees. The 2013 period was also positively affected by an acquisition completed in the fourth quarter of 2012.

Adjusted EBITDA

Adjusted EBITDA decreased by $1.0 million and increased by $5.2 million in the three and nine month periods ended September 28, 2013, respectively, from the comparable periods in 2012. The Adjusted EBITDA decrease in the three months ended September 28, 2013 was primarily a result of higher stripping costs and lower production volumes in aggregates. The $5.2 million adjusted EBITDA increase in the nine months ended September 28, 2013 was driven by increased aggregate pricing, the various cost savings initiatives mentioned above and the positive effect from the fourth quarter 2012 acquisition. In addition, the East region benefited in 2013 from a $2.5 million decrease from the loss on debt financings, which decreased from $3.7 million in 2012 from the January 2012 refinancing to $1.2 million from the February 2013 repricing.

Liquidity and Capital Resources

Our primary sources of liquidity include cash on-hand, cash provided by our operations and amounts available for borrowing under our credit facilities. As of September 28, 2013, we had $19.2 million in cash and working capital of $140.8 million as compared to cash and working capital of $27.4 million and $114.4 million at December 29, 2012, respectively. Working capital is calculated as current assets less current liabilities, excluding the current portion of long-term debt and outstanding borrowings on our senior secured revolving credit facility. There were no restricted cash balances as of September 28, 2013 or December 29, 2012. Our remaining borrowing capacity on our senior secured revolving credit facility, as of September 28, 2013 was $47.7 million, which is net of $18.3 million of outstanding letters of credit.

Given the seasonality of our business, we typically experience significant fluctuations in working capital needs and balances throughout the year, as these amounts are converted to cash as our operating cycle is completed each fiscal year. Our working capital requirements generally increase during the first half of the year as we buildup inventory and focus on repair and maintenance and other set up costs for the upcoming season. Working capital levels then decrease as we wind down the construction season and enter the winter months, which is when we see significant inflows of cash from the collection of receivables.

We believe we have access to sufficient financial resources from our liquidity sources to fund our business and operations, including contractual obligations, capital expenditures, debt service obligations and potential future acquisitions, for at least the next twelve months. Our growth strategy contemplates future acquisitions for which we believe we have sufficient capital through committed funds from our Sponsors and our borrowing capacity.

On April 1, 2013, we acquired certain assets of Lafarge in and around Wichita, Kansas and all of the outstanding membership interests of Westroc near Salt Lake City, Utah. These acquisitions and related transaction fees were funded entirely from borrowings under the Company’s senior secured revolving credit facility.

Credit Facilities

Please refer to the notes to the consolidated interim financial statements for detailed information on our long-term debt and senior secured revolving credit facility, scheduled maturities of long-term debt and affirmative and negative covenants, including the maximum allowable consolidated first lien net leverage and interest coverage ratios.

At September 28, 2013 and December 29, 2012, $754.9 million and $648.0 million, respectively, of total debt, without giving effect to original issuance discount, was outstanding under the respective debt agreements, including the senior secured revolving credit facility. As of September 28, 2013, the Company was in compliance with all debt covenants.

Summit Materials and its wholly-owned subsidiary, Summit Materials Finance Corp., issued $250.0 million aggregate principal amount of 10.5% Senior Notes due January 31, 2020 (the “Senior Notes”) under an indenture dated as of January 30, 2012 (as amended and supplemented, the “Indenture”). In addition to the Senior Notes, Summit Materials has a Senior Secured Credit Facility, which provides for term loans in an aggregate amount of $422.0 million and revolving credit commitments in an aggregate amount of $150.0 million. Summit Materials’ wholly-owned subsidiary companies and its non wholly-owned subsidiary, Continental Cement, are named as guarantors of the Senior Notes and the Senior Secured Credit Facility. Certain other partially-owned subsidiaries do not guarantee the Senior Notes, including a subsidiary of Continental Cement. In addition, the Company has pledged substantially all of its assets as collateral for the Senior Secured Credit Facility.

Cash Flows

The following table summarizes our net cash provided by or used for operating, investing and financing activities and our capital expenditures in the nine month periods ended September 28, 2013 and September 29, 2012:

	Nine Months Ended
	September 28,	September 29,
(in thousands)	2013	2012
Net cash provided by (used for)
Operating activities	$123	$(11,855)
Investing activities	(105,930)	(75,432)
Financing activities	97,583	65,640
Cash paid for capital expenditures	$(53,659)	$(36,812)

Operating activities

The seasonal nature of our business affects quarterly operating cash flow when compared with the full year. Full year 2012 net cash provided by operating activities was $62.3 million compared with net cash provided by operating activities of $0.1 million in the first three quarters of 2013.

For the nine month period ended September 28, 2013, cash provided by operating activities was $0.1 million primarily as a result of:

•	Net loss of $33.2 million, offset by $69.0 million of non-cash expenses, including $59.3 million of depreciation, depletion, amortization and accretion, $7.7 million of losses on asset dispositions, a $3.0 million loss on the February 2013 debt repricing, partially offset by $2.7 million of deferred tax benefit.

•	Accounts receivable and costs and estimated earnings in excess of billings utilized $40.6 million of cash from December 29, 2012 to September 28, 2013 and billings in excess of costs and estimated earnings utilized an additional $2.4 million of cash. In conjunction with the seasonality of our business, the majority of our sales occur in the spring, summer and fall and we typically incur an increase in accounts receivable (net billed and unbilled) and a decrease in billings in excess during the second and third quarters of each year. These amounts are typically converted to cash in the fourth and first quarters.

•	The timing of payments associated with accounts payable and accrued expenses provided $9.9 million of cash in conjunction with the build-up of inventory levels and incurrence of repairs and maintenance to prepare the business for increased sales volumes in the summer and fall. These cash inflows were effected by increased interest payments. In the nine months ended September 28, 2013, we made interest payments of $45.6 million, compared to $35.8 million in the comparable 2012 period. The additional interest payments in 2013 are a result of certain 2012 interest payments being deferred or refinanced into long-term debt in conjunction with the January 2012 refinancing.

For the nine month period ended September 29, 2012, cash used for operating activities was $11.9 million primarily as a result of:

•	Net loss of $50.5 million, offset by $67.1 million of non-cash expenses, including $56.1 million of depreciation, depletion, amortization and accretion and an $8.2 million loss on the January 2012 debt refinancing.

•	Accounts receivables and costs and estimated earnings in excess of billings utilized $56.9 million of cash from December 31, 2011 to September 29, 2012. In conjunction with the seasonality of our business, for which the majority of our sales occur in the spring, summer and fall, we typically incur an increase in accounts receivable (billed and unbilled) in the second and third quarters of each year. These amounts are converted to cash as the receivables are collected in the fourth and first quarters.

•	Inventory utilized $4.3 million of cash from December 31, 2011 to September 29, 2012, driven by the seasonality of our business for which our inventory levels typically decrease in the fourth quarter due to the winter slowdown and are then increased the first half of the year in preparation for the increased sales volumes in the spring and summer.

•	We made a $4.0 million advance funding payment under an indemnification agreement entered into with the former owners of an acquired company related to their interests in a joint venture.

•	The timing of payments associated with accounts payable and accrued expenses provided $32.7 million of cash as a result of the increased inventory levels and additional payments made in the fourth quarter of 2011; accrued expenses at December 31, 2011 were $15.8 million less than the balance at December 29, 2012. In addition, in conjunction with our January 2012 refinancing transaction, $4.2 million of accrued interest was refinanced into long-term debt.

Investing activities

For the nine month period ended September 28, 2013, cash used for investing activities was $105.9 million, $60.9 million of which related to the April 1, 2013 acquisitions of certain assets of Lafarge in and around Wichita, Kansas and all of the membership interests of Westroc. In addition, we invested $53.7 million in capital expenditures, offset by $8.6 million of proceeds from asset sales. Approximately $20.7 million of the capital expenditures were invested in our cement business in Hannibal, Missouri, for continued development of an underground mine ($11.4 million), a cement terminal expansion to store additional cement product in St. Louis, Missouri ($2.8 million), as well as improvements made to the cement plant during the annual scheduled winter shutdown in February 2013. We are also investing in the Texas market, which is showing signs of a strong recovery. Through September 28, 2013, we have invested $4.4 million in a new hot mix asphalt plant in Austin, Texas.

For the nine month period ended September 29, 2012, cash used for investing activities was $75.4 million. We paid $42.9 million for acquisitions and $36.8 million for capital expenditures, less $4.2 million of asset sales. Approximately $9.9 million of the capital expenditures were incurred at our cement plant in Hannibal, Missouri, which primarily were a result of development of an underground mine ($3.0 million) and enhancement costs incurred during the cement plant’s annual scheduled winter shutdown.

Financing activities

For the nine month period ended September 28, 2013, cash provided by financing activities was $97.6 million, which was primarily composed of $102.2 million net borrowings on the revolving credit facility and proceeds from the February 2013 repricing transaction, through which our outstanding borrowings increased $25.0 million. Approximately $60.9 million of the funds from the borrowings were used on April 1, 2013 to purchase certain assets of Lafarge in and around Wichita, Kansas and of Westroc near Salt Lake City, Utah. The remaining funds have been used to fund seasonal working capital fluctuations. In addition, we made $4.9 million of payments on our acquisition related liabilities in the nine months ended September 28, 2013.

For the nine month period ended September 29, 2012, cash provided by financing activities was $65.6 million, which is primarily composed of $70.4 million of net proceeds from borrowings, including the January 2012 refinancing transaction. The net proceeds from borrowings were primarily used for an acquisition in February 2012 and for working capital needs.

Cash paid for capital expenditures

We expended approximately $53.7 million in capital expenditures in the nine months ended September 28, 2013 compared to $36.8 million in the nine months ended September 29, 2012. A portion of the increase in capital expenditures from 2012 relates to developing an underground mine to extract limestone on our Hannibal, Missouri property where our cement plant is located. We spent $11.4 million on the underground mine development in 2013.

We estimate that we will incur between $60.0 million and $65.0 million in capital expenditures in 2013, which we have funded or expect to fund through our cash on hand, cash from operations, outside financing and available borrowings under our Senior Secured Credit Facility. A portion of our anticipated future capital expenditures relates to development of the underground mine referred to above. We expect to spend approximately $18.7 million in total during 2013 and 2014 on this project. This project eliminated the need to strip overburden that covered the historical source of limestone for our cement plant and provided access to over 200 years of limestone reserves.

Commitments and contingencies

We are a party to various legal proceedings, including those noted in this section. We presently believe the ultimate outcome of these proceedings, individually and in the aggregate, will not materially affect the Company’s consolidated financial position, results of operations or liquidity. However, legal proceedings and related government investigations are subject to inherent uncertainties, and unfavorable rulings or other events could occur, which could materially adversely affect our consolidated financial position, results of operations or liquidity.

We are obligated under an indemnification agreement entered into with the sellers of Harper Contracting, Inc., Harper Sand and Gravel, Inc., Harper Ready Mix Company, Inc. and Harper Investments, Inc. (collectively, “Harper”) for the sellers’ ownership interests in a joint venture agreement. We have the rights to any benefits under the joint venture as well as the assumption of any obligations, but do not own equity interests in the joint venture. The joint venture has incurred significant losses on a highway project in Utah, which have resulted in requests for funding from the joint venture partners and, ultimately, from the Company. Through September 28, 2013, we have funded $8.8 million, $4.0 million of which was funded in the three and nine month periods ended September 29, 2012 and $4.8 million in 2011. As of September 28, 2013 and December 29, 2012, an accrual of $4.3 million is recorded in other noncurrent liabilities for this matter.

In 2013, a dispute with the sellers of Harper related to the calculation of working capital from the August 2010 acquisition was settled. The working capital dispute was submitted to binding arbitration, the outcome of which resulted in the payment of $1.9 million to the sellers. In addition, various other acquisition-related disputes with the sellers were settled for approximately $0.8 million. The total payments of $2.7 million were made in the three and nine month periods ended September 28, 2013. There was no material effect to 2013 earnings as a result of these settlements.

The Company’s mining operations are subject to and affected by federal, state and local laws and regulations relating to the environment, health and safety and other regulatory matters. These operations require environmental operating permits, which are subject to modification, renewal and revocation. Management regularly monitors and reviews its operations, procedures and policies for compliance with these laws and regulations. Despite these compliance efforts, risk of environmental liability is inherent in the operation of our business, as it is with other companies engaged in similar businesses, and there can be no assurance that environmental liabilities will not have a material adverse effect on our consolidated financial position, results of operations or liquidity in the future.

In February 2011, we incurred a property loss related to a sunken barge with cement product aboard. Through September 28, 2013, we have recognized $3.3 million of charges for lost product aboard the barge and costs to remove the barge from the waterway, of which, as of September 28, 2013, $1.8 million is included in accrued expenses as our best estimate of the remaining costs to remove the barge.

We are obligated under various firm purchase commitments for certain raw materials and services that are in the ordinary course of business. Management does not expect any significant changes in the market value of these goods and services during the commitment period that would have a material adverse effect on the financial position, results of operations or liquidity of the Company.

Off-Balance sheet arrangements

As of September 28, 2013, we had no material off-balance sheet arrangements, such as financing or unconsolidated variable interest entities, that either have or are reasonably likely to have a current or future material effect on our results of operations, financial position, liquidity, capital expenditures or capital resources.

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

Management has considered the current economic environment and its potential effect to our business. Demand for aggregates products, particularly in the nonresidential and residential construction markets, could decline if companies and consumers are unable to obtain financing for construction projects or if the economic recession causes delays or cancellations to capital projects. Additionally, declining tax revenue and state budget deficits have negatively affected states’ abilities to finance infrastructure construction projects. In the three and nine month periods ended September 28, 2013, there have been no material changes in our market risk exposures since December 29, 2012. For a discussion of quantitative and qualitative disclosures about market risk, please refer to the Prospectus.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 28, 2013. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 28, 2013, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

There are no material legal proceedings pending against the Company. We are a party from time to time to legal proceedings relating to our operations. Our ultimate legal and financial liability in respect to all legal proceedings in which we are involved at any given time cannot be estimated with any certainty. However, based upon examination of such matters and consultation with counsel, management currently believes that the ultimate outcome of these contingencies, net of liabilities already accrued on our consolidated balance sheet, will not have a material adverse effect on our consolidated financial position, although the resolution in any reporting period of one or more of these matters could have a significant effect on our results of operations and/or cash flows for that period.

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

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Certificate of Formation of Summit Materials, LLC, as amended (incorporated by reference from Exhibit 3.1 to the Registration Statement on Form S-4, filed on March 27, 2013 (File No. 333-187556)).

3.2	Amended and Restated Limited Liability Company Agreement of Summit Materials, LLC (incorporated by reference from Exhibit 3.2 to the Registration Statement on Form S-4, filed on March 27, 2013 (File No. 333-187556)).

10.1+	Agreement and Release between Summit Materials Holdings L.P. and Julio Ramirez, Chief Financial Officer

10.2+	Compensation Arrangement between Summit Materials Holdings L.P. and John Murphy, Interim Chief Financial Officer

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1*	Mine Safety Disclosures.

101.1	The following materials from Summit Materials, LLC’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2013, filed on November 6, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Cash Flows; (iv) Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Member’s Interest; and (v) Notes to Unaudited Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith
+	Indicates management or compensating plan or arrangement

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

SUMMIT MATERIALS, LLC

Date: November 6, 2013	By:	/s/ Thomas Hill
Thomas Hill
Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2013	By:	/s/ Brian Harris
Brian Harris
Chief Financial Officer (Principal Financial and Accounting Officer)