Form 10-K
period 2013-12-28
Summit Materials, LLC
filed 2014-03-07
CIK 1571371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 7, 2014, 100% of the registrant’s outstanding limited liability company interests were held by Summit Materials Intermediate Holdings, LLC.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (this “report”) contains “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. Forward-looking statements include all statements that do not relate solely to historical or current facts, and you can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “trends,” “plans,” “estimates,” “projects” or “anticipates” or similar expressions that concern our strategy, plans, expectations or intentions. All statements made relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, it is very difficult to predict the effect of known factors, and, of course, it is impossible to anticipate all factors that could affect our actual results.

Some of the important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” and elsewhere in this report. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.

We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

CERTAIN DEFINITIONS

As used in this report, unless otherwise noted or the context otherwise requires:

•	“We,” “our,” “us,” and “the Company” refer to Summit Materials, LLC and its subsidiaries as a combined entity;

•	“Parent” refers only to Summit Materials Holdings L.P., our indirect parent entity;

•	“Summit Materials” refers only to Summit Materials, LLC and not its subsidiaries;

•	“Finance Corp.” refers only to Summit Materials Finance Corp., a 100 percent-owned subsidiary of Summit Materials;

•	“Hamm” and “Predecessor” refer to Hamm, Inc., our inaugural acquisition and the predecessor entity of Summit Materials;

•	“Cornejo” refers collectively to Cornejo & Sons, L.L.C., C&S Group, Inc., Concrete Materials Company of Kansas, LLC and Cornejo Materials, Inc.;

•	“Continental Cement” refers to Continental Cement Company, L.L.C. and its subsidiary;

•

“Harper Contracting” refers collectively to substantially all the assets of Harper Contracting, Inc., Harper Sand and Gravel, Inc., Harper Excavating, Inc., Harper Ready Mix Company, Inc. and Harper Investments, Inc.;

•	“Altaview Concrete” refers collectively to Altaview Concrete, LLC, Peak Construction Materials, LLC, Peak Management, L.C. and Wasatch Concrete Pumping, LLC;

•	“RK Hall” refers collectively to R.K. Hall Construction, Ltd., RHMB Capital, L.L.C., Hall Materials, Ltd., B&H Contracting, L.P. and RKH Capital, L.L.C.;

•	“B&B” refers collectively to B&B Resources, Inc., Valley Ready Mix, Inc. and Salt Lake Sand & Gravel, Inc.;

•	“Industrial Asphalt” refers collectively to Industrial Asphalt, LLC, Asphalt Paving Company of Austin, LLC, KBDJ, L.P. and all the assets of Apache Materials Transport, Inc.;

•	“Ramming Paving” refers collectively to J.D. Ramming Paving Co., LLC, RTI Hot Mix, LLC, RTI Equipment Co., LLC and Ramming Transportation Co., LLC;

•	“Norris” refers to Norris Quarries, LLC;

•	“Kay & Kay” refers to certain assets of Kay & Kay Contracting, LLC;

•	“Sandco” refers to certain assets of Sandco Inc.;

•	“Lafarge” refers to Lafarge North America, Inc.;

•	“Westroc” refers to Westroc, LLC;

•

“Alleyton” refers collectively to Alleyton Resource Company, LLC; Alcomat, LLC and Alleyton Services Company, LLC, formerly known as Alleyton Resource Corporation, Colorado Gulf, LP and certain assets of Barten Shepard Investments, LP;

•	“Blackstone” refers to certain investment funds affiliated with Blackstone Capital Partners V L.P.;

•	“Silverhawk” refers to certain investment funds affiliated with Silverhawk Summit, L.P.; and

•	“Sponsors” refers to Blackstone and Silverhawk.

PART I

Item 1.	BUSINESS.

Overview

We are a leading, vertically-integrated, geographically-diverse, heavy-side building materials company. We supply aggregates, cement and related downstream products such as ready-mixed concrete, asphalt paving mix, concrete products and paving and related construction services for a variety of end uses in the U.S. construction industry, including private residential and non-residential construction, as well as public infrastructure projects. We believe we are a top 15 supplier of aggregates, a top 25 producer of cement and a major producer of asphalt paving mix and ready-mixed concrete in the United States by volume. As of December 28, 2013, we had 1.2 billion tons and 0.4 billion tons of proven and probable aggregates reserves serving our aggregates and cement businesses, respectively, and operated over 200 sites and plants. In the year ended December 28, 2013, we sold 17.5 million tons of aggregates, 1.0 million tons of cement, 1.2 million cubic yards of ready-mixed concrete and 3.9 million tons of asphalt paving mix. For the year ended December 28, 2013, we generated revenue of $916.2 million.

Summit Materials is a limited liability company that was formed under the laws of the State of Delaware in September 2008. Since July 2009, the Sponsors and certain of our officers, directors and employees have made $794.5 million of funding commitments to Parent. We have grown rapidly through our disciplined acquisition strategy, utilizing approximately $463.9 million of equity commitments funded to Parent by the Sponsors and certain other investors. Today, our eight operating companies make up our three distinct geographic regions, spanning 16 states and 23 metropolitan statistical areas. We believe each of our operating companies has a top three market share position in its local market area and an extensive operating history, averaging over 35 years. Our highly experienced management team, led by 30-year industry veteran CEO, Tom Hill, has successfully enhanced the operations of acquired companies by focusing on scale advantages, cost efficiencies and pricing discipline to improve profitability and cash flow.

Our strategy is focused on developing a vertically-integrated, heavy-side building materials company with a strong aggregates base. We strive to be a leading supplier of all four major resource-based products—aggregates, cement, ready-mixed concrete and asphalt paving mix—in the U.S. heavy-side building materials industry. We believe vertical integration across these major products strengthens our market positions and helps us achieve significant cost advantages. We believe a diversified mix of products also provides us with greater stability and insulates against local market fluctuations, pricing dynamics and other individual market variances.

Our revenue is derived from multiple end-use markets, including residential and non-residential construction, as well as public infrastructure construction. For the year ended December 28, 2013, approximately 42% of our revenue related to residential and non-residential construction and approximately 58% related to public infrastructure construction. In general, our aggregates and asphalt paving mix and paving businesses are weighted towards public infrastructure construction. Our cement and ready-mixed concrete businesses serve both the private construction and public infrastructure markets. Private construction includes both new residential and non-residential construction and repair and remodel markets, which have been significantly affected by recent and current economic conditions. We believe exposure to various geographic markets affords us greater stability through economic cycles and positions us to capitalize on upside opportunities when the residential and non-residential construction markets recover. Public infrastructure construction includes spending by federal, state and local governments for roads, highways, bridges, airports and other public infrastructure construction projects. A significant portion of our construction services revenue is from public infrastructure construction projects, a historically more stable portion of state and federal budgets. Our acquisitions to date are primarily focused in states with constitutionally-protected transportation funding sources, which we believe limits our exposure to state and local budgetary uncertainties.

Markets by Region

We currently operate across 16 states through our three regional platforms, which also serve as our reporting segments: Central, West and East. Information concerning revenue, operating income (loss), assets employed and certain additional information attributable to each reporting segment for each year in the three year period ended December 28, 2013 is included in note 20 to our audited consolidated financial information included elsewhere in this report, which information is incorporated herein by reference. Each of our operating businesses has its own management team that, in turn, reports to a regional president who is responsible for overseeing the operating businesses, developing growth opportunities, implementing best practices and integrating acquired businesses within the regional platform. Acquisitions are an important element of our strategy, as we seek to enhance value through increased scale and cost savings from vertical integration within local markets.

Central Region. The Central region encompasses our integrated aggregates, cement, ready-mixed concrete, asphalt paving mix, construction and other operations in Kansas, Missouri, Nebraska, Iowa and Illinois. As of December 28, 2013, within the region, we controlled approximately 0.4 billion tons of proven and probable aggregates reserves serving our aggregates business and approximately 0.4 billion tons serving our cement business and $523.2 million of net property, plant and equipment and inventories (“hard assets”). During the years ended December 28, 2013 and December 29, 2012, approximately 36% and 33%, respectively, of our revenue was generated in the Central region. Approximately 57% and 48% of the Central region’s revenue was derived from residential and non-residential construction and the remaining approximately 43% and 52% was derived from public infrastructure spending in the years ended December 28, 2013 and December 29, 2012, respectively.

Our cement business in Missouri, Continental Cement, operates a highly efficient, technologically advanced, integrated manufacturing and distribution system strategically located near Hannibal, Missouri, 100 miles north of St. Louis along the Mississippi River. Continental Cement utilizes an on-site solid and liquid waste fuel processing facility, which can reduce our fuel costs at that facility by up to 50%. The Continental Cement plant is covered by Hazardous Waste Combuster Maximum Achievable Control Technology Standards regulations (“HWC-MACT”), rather than the Environmental Protection Agency’s (“EPA”) National Emission Standards for Hazardous Air Pollutants (“NESHAP”), due to its waste fuel processing capabilities. We believe the facility is well positioned to comply with any potential regulatory changes during the foreseeable future.

West Region. The West region encompasses our integrated aggregates, ready-mixed concrete, asphalt paving mix, construction and other operations in Texas, Utah, Colorado, Idaho and Wyoming. As of December 28, 2013, within the region, we controlled approximately 0.4 billion tons of proven and probable aggregates reserves and $257.0 million of hard assets. During the years ended December 28, 2013 and December 29, 2012, approximately 47% and 52%, respectively, of our revenue was generated in the West region. Approximately 43% and 36% of the West region’s revenue was generated by residential and non-residential construction and the remaining approximately 57% and 64% was derived from public infrastructure spending in the years ended December 28, 2013 and December 29, 2012, respectively.

East Region. The East region encompasses our integrated aggregates, asphalt paving mix, construction and other operations in Kentucky, Tennessee and Virginia. As of December 28, 2013, within the region, we controlled approximately 0.4 billion tons of proven and probable aggregates reserves and $144.1 million of hard assets. During the years ended December 28, 2013 and December 29, 2012, approximately 18% and 15%, respectively, of our revenue was generated in the East region. Approximately 92% and 73% of the East region’s revenue was derived from public infrastructure spending, and the remaining 8% and 27% was generated by residential and non-residential construction in the years ended December 28, 2013 and December 29, 2012, respectively.

Acquisition History

The following table lists acquisitions completed since August 2009:

Company	Date of Acquisition	Region

Hamm (predecessor)	August 25, 2009	Central

Hinkle Contracting Company	February 1, 2010	East

Cornejo	April 16, 2010	Central

Elmo Greer & Sons, LLC	April 20, 2010	East

Continental Cement	May 27, 2010	Central

Harshman Construction L.L.C. and Harshman Farms, Inc.	June 15, 2010	Central

South Central Kentucky Limestone, LLC	July 23, 2010	East

Harper Contracting	August 2, 2010	West

Kilgore Pavement Maintenance, LLC and Kilgore Properties, LLC	August 2, 2010	West

Con-Agg of MO, L.L.C.	September 15, 2010	Central

Altaview Concrete	September 15, 2010	West

EnerCrest Products, Inc.	September 28, 2010	West

Company	Date of Acquisition	Region

RK Hall	November 30, 2010	West

SCS Materials, L.P.	November 30, 2010	West

Triple C Concrete, Inc.	January 14, 2011	West

Elam Construction, Inc.	March 31, 2011	West

Bourbon Limestone Company	May 27, 2011	East

Fischer Quarries, L.L.C.	May 27, 2011	Central

B&B	June 8, 2011	West

Grand Junction Pipe, Inc.	June 10, 2011	West

Industrial Asphalt	August 2, 2011	West

Ramming Paving	October 28, 2011	West

Norris	February 29, 2012	Central

Kay & Kay	October 5, 2012	East

Sandco	November 30, 2012	West

Lafarge	April 1, 2013	Central

Westroc	April 1, 2013	West

Alleyton	January 17, 2014	West

Our End Markets

Residential Construction. Residential construction includes single family houses and multi-family units such as apartments and condominiums. Demand for residential construction is influenced by employment prospects, new household formation and mortgage interest rates. In recent years, foreclosures have resulted in an oversupply of available houses, which has dampened the demand for new residential construction in many markets in the United States. However, employment prospects are improving, foreclosure rates have stabilized and demand has begun to grow in certain markets over the past several months.

Non-Residential Construction. Non-residential construction encompasses all privately financed construction other than residential structures. Demand for non-residential construction is driven by population and economic growth. Population growth spurs demand for stores, shopping centers and restaurants. Economic growth creates demand for projects such as hotels, office buildings, warehouses and factories. The supply of non-residential construction projects is affected by interest rates and the availability of credit to finance these projects.

Public Infrastructure Construction. Public infrastructure construction includes spending by federal, state and local governments for highways, bridges, airports, schools, public buildings and other public infrastructure construction projects. Public infrastructure spending has historically been more stable than private sector construction. We believe that public infrastructure spending is less sensitive to interest rate changes and economic cycles and often is supported by multi-year federal and state legislation and programs. A significant portion of our revenue is derived from public infrastructure construction projects. As a result, the supply of federal and state funding for public infrastructure highway construction significantly affects our public infrastructure end use business.

Historically, public infrastructure funding has been underpinned by a series of six-year federal highway authorization bills. Federal funds are allocated to the states, which are required to match a portion of the federal funds they receive. Federal highway spending uses funds predominantly from the Federal Highway Trust Fund, which derives its revenue from taxes on diesel fuel, gasoline and other user fees. The dependability of federal funding allows the state departments of transportation to plan for their long term highway construction and maintenance needs.

Moving Ahead for Progress in the 21st Century Act (“MAP-21”), a 27-month, approximately $105 billion transportation funding program that provides $40.4 billion and $41.0 billion for highway infrastructure investments in fiscal years 2013 and 2014, respectively, was enacted in July 2012 and took effect in October 2012. The spending levels are consistent with the preceding federal transportation funding program. Currently, there is uncertainty as to what will succeed MAP-21, which expires in September 2014. A new highway bill may be passed by the end of 2014, which would require continuing resolutions between September 2014 and the date a new bill is passed. We are not expecting a significant change in funding levels through the continuing resolutions or a new bill. However, given the nation’s aging infrastructure and considering longstanding historical spending trends, management expects U.S. infrastructure investment to grow over the long-term. Management believes that the Company is well-positioned to capitalize on any such increase in investment.

Our Industry

The U.S. heavy-side building materials industry is composed of four primary sectors: (i) aggregates; (ii) cement; (iii) ready-mixed concrete; and (iv) asphalt paving mix, each of which is widely used in most forms of construction activity. Participants in these sectors typically range from small, privately-held companies focused on a single product or market to multinational corporations that offer a wide array of construction materials and services. Competition is constrained in part by the distance materials can be transported efficiently, resulting in predominantly local or regional operations. Due to the lack of product differentiation, competition for all of our products is predominantly based on price and, to a lesser extent, quality of products and service. As a result, the prices we charge our customers are not likely to be materially different from the prices charged by other producers in the same markets. Accordingly, our profitability is generally dependent on the level of demand for our products and our ability to control operating costs.

Transportation infrastructure projects, driven by both state and federal funding programs, represent a significant share of the U.S. heavy-side building materials market. In addition to federal funding under MAP-21, highway construction and maintenance funding is also available through state, county and local agencies. Our five largest states by revenue (Texas, Kansas, Kentucky, Missouri and Utah, which represented approximately 25%, 20%, 17%, 12% and 11%, respectively, of our total revenue for the year ended December 28, 2013) each have funds whose revenue sources are constitutionally protected and may only be spent on transportation projects:

•	Texas Department of Transportation’s budget from 2012 to 2014 is $31.0 billion.

•	Kansas has a 10 year $8.2 billion highway bill that was passed in May 2010.

•	Kentucky’s highway program has anticipated 2013-2018 funding of $5.7 billion.

•	Missouri has an estimated $0.7 billion in annual construction funding committed to essential road and bridge programs through 2017.

•	Utah’s transportation investment fund had $3.5 billion committed through 2018.

Demand for our products is observed to have low elasticity in relation to prices. We believe this is partially explained by the absence of competitive replacement products and relatively low contribution of our products to construction costs. We do not believe that increases in our products’ prices are likely to affect the decision to undertake a construction project since these costs usually represent a small portion of total construction costs.

Construction Materials

Aggregates

Aggregates are key material components used in the production of ready-mixed concrete and asphalt paving mixes for the public infrastructure, highway, commercial and residential construction markets and are also widely used for various applications and products, such as road and building foundations, railroad ballast, erosion control, filtration, roofing granules and in solutions for snow and ice control. Generally extracted from the earth using surface or underground mining methods, aggregates are produced from natural deposits of various materials such as limestone, sand and gravel, granite and trap rock. Once extracted, processed and graded, aggregates are supplied directly to their end use or incorporated for further processing into construction materials, such as cement, ready-mixed concrete and asphalt paving mix.

According to the February 2013 U.S. Geological Survey, approximately 1.28 billion tons of crushed stone with a value of approximately $11.5 billion was produced in the United States in 2012, in line with 1.28 billion tons in 2011. Sand and gravel production was approximately 907 million tons in 2012 valued at approximately $6.25 billion, up from 894 million tons in 2011. The U.S. aggregate industry is highly fragmented relative to other building product markets, with numerous participants operating in localized markets and the top players controlling approximately 30% of the national market in 2012. In January 2013, the U.S. Geological Survey (“USGS”) reported that a total of 1,550 companies operating 4,000 quarries and 91 underground mines produced or sold crushed stone in 2012 in the United States.

Transportation cost is a major variable in determining aggregate pricing and marketing radius. The cost of transporting aggregate products from the plant to the market often equates to or exceeds the sale price of the product at the plant. As a result of the high transportation costs and the large quantities of bulk material that have to be shipped, finished products are typically marketed locally. High transportation costs are responsible for the wide dispersion of production sites. Where possible, construction material producers maintain operations adjacent to highly populated areas to reduce transportation costs and enhance margins.

We believe that the long-term growth of the market for aggregates is predominantly driven by growth in population, employment and households, which in turn affects transportation infrastructure spending and changes in population density. In recent years, the recession and subsequent slow recovery in the United States has led to a decrease in overall private construction activity. Despite the increase in federal stimulus spending, public infrastructure construction activity also declined over this period, albeit less than private construction markets. While short-term demand for aggregates fluctuates with economic cycles, the declines have historically been followed by strong recovery, with each peak establishing a new historical high.

A significant portion of annual demand for aggregates is derived from large public infrastructure and highway construction projects. According to the Montana Contractors’ Association, approximately 38,000 tons of aggregate are required to construct a one mile stretch of a typical four-lane interstate highway. Highways located in markets with significant seasonal temperature variances are particularly vulnerable to freeze-thaw conditions that exert excessive stress on pavement and lead to more rapid surface degradation. Surface maintenance repairs, as well as general highway construction, occur in the warmer months, resulting in a majority of aggregates production and sales in the eight months from April through November in most states.

Cement

Portland cement, an industry term for the common cement in general use around the world, is made from a combination of limestone, shale, clay, silica and iron ore. It is a fundamental building material consumed in several stages throughout the construction cycle of residential, non-residential and public infrastructure projects. It is a binding agent that, when mixed with sand or aggregates and water, produces either ready-mixed concrete or mortar and is an important component of other essential building materials. Cement is sold either in bulk or in bags as branded products, depending on its final user. Few construction projects can take place without utilizing Portland cement somewhere in the design, making it a key ingredient used in the construction industry. The majority of all cement shipments are sent to ready-mixed concrete operators. The remaining shipments are directed to manufacturers of concrete related products such as block and precast.

The principal raw materials in cement are a blend of approximately 80% limestone and approximately 5% shale, with the remaining raw materials being clay and iron ore. Generally, the limestone and shale are mined from quarries located on site with the production plant. These core ingredients are blended and crushed into a fine grind and then preheated and ultimately introduced into a kiln heated to about 3,000°F. Under this extreme heat, a chemical transformation occurs uniting the elements to form a new substance with new physical and chemical characteristics. This new substance is called clinker and it is formed into pieces about the size of marbles. The clinker is then cooled and later ground into a fine powder that then is classified as Portland cement.

Cement production in the United States is distributed among 98 production facilities located across 35 states. It is a capital-intensive business with variable costs dominated by raw materials and energy required to fuel the kiln. Building new plants is challenging given the extensive permitting that is required and significant costs. We believe new plant construction costs in the United States to be approximately $250-300 per ton, not including costs for property or securing raw materials and the required distribution network. Assuming construction costs of $275 per ton, a 1.25 million ton facility, comparable to the Continental Cement plant’s potential annual capacity, would cost approximately $343.8 million to construct.

As reported by the PCA in the 2013 North American Cement Industry Annual Yearbook, consumption is down significantly from the industry peak of 141 million tons in 2005 to 86 million tons in 2012 because of the decline in U.S. construction sector activity. Domestic cement consumption has at times outpaced domestic production capacity with the shortfall being supplied with imports, primarily from China, Canada, Greece, Mexico and South Korea. The PCA reports that cement imports have declined since their peak of 39 million tons in 2006 to 8 million tons in 2012, in a manner indicative of the industry’s general response to the current demand downturn. In addition to the reduction in imports, U.S. capacity utilization declined from 95% in 2006 to 66% in 2012 according to the PCA. Continental Cement operated above the industry mean at 78% capacity utilization in 2013 as its markets did not suffer the pronounced demand declines seen in states like Florida, California and Arizona. Demand is seasonal in nature with nearly two-thirds of U.S. consumption occurring between May and October, coinciding with end-market construction activity.

NESHAP is due to come into effect in 2015. On December 20, 2012, the EPA signed the final NESHAP rule, which was less stringent than previous drafts. The PCA had estimated based on the draft rule that 18 plants could be forced to close due to the inability to meet NESHAP standards or because the compliance investment required may not be justified on a financial basis. Continental Cement’s plant utilizes alternative fuel (hazardous and non-hazardous) as well as coal and petroleum coke and, as a result, is subject to HWC-MACT standards, rather than NESHAP. We expect HWC-MACT standards to generally conform to NESHAP, for which we are mostly in compliance, ahead of the effective date of the HWC-MACT standards. Any additional costs to comply with the HWC-MACT standards are not expected to be material.

Ready-Mixed Concrete

Ready-mixed concrete is one of the most versatile and widely used materials in construction today. Its flexible recipe characteristics allow for an end product that can assume almost any color, shape, texture and strength to meet the many requirements of end users that range from bridges, foundations, skyscrapers, pavements, dams, houses, parking garages, water treatment facilities, airports, tunnels, power plants, hospitals and schools. The versatility of ready-mixed concrete gives engineers significant flexibility when designing these projects.

Cement, coarse aggregate, fine aggregate, water and admixtures are the primary ingredients that constitute a basic ready-mixed concrete. The cement and water are combined and a chemical reaction is produced called hydration. This paste or binder represents between 15 to 20% of the volume of the mix that coats each particle of aggregate and serves as the agent that binds the aggregates together, according to the National Ready Mixed Concrete Association (the “NRMCA”). The aggregates represent 60 to 75% of the mix by volume, with a small portion of volume (5 to 8%) consisting of entrapped air that was generated by using air entraining admixtures. Once fully hydrated, the workable concrete will then harden and take on the shape of the form in which it was placed.

The quality of a concrete mix is generally determined by the weight ratio of water to cement. Higher quality concrete is produced by lowering the water-cement ratio as much as possible without sacrificing the workability of the fresh concrete. Specialty admixtures such as high range water reducers can aid in achieving this condition without sacrificing quality.

Other materials commonly used in the production of ready-mixed concrete include fly-ash, a waste by-product from coal burning power plants, silica fume, a waste by-product generated from the manufacture of silicon and ferro-silicon metals, and ground granulated blast furnace slag, a by-product of the iron and steel manufacturing process. All of these products have cemetitious properties that enhance the strength, durability and permeability of the concrete. These materials are available directly from the producer or via specialist distributors who intermediate between the source producers and the ready-mixed concrete user.

Given the high weight-to-value ratio, delivery of ready-mixed concrete is typically limited to a one-hour haul from a production plant location and is further limited by a 90 minute window in which newly-mixed concrete must be poured to maintain quality and performance. As a result of the transportation constraints, the ready-mixed concrete market is highly localized, with an estimated 5,500 ready-mixed concrete plants in the United States according to the NRMCA. According to the NRMCA, 290 million cubic yards of ready-mixed concrete was produced in 2012, which is a 9% increase from the 266 million cubic yards produced in 2011 but a 36% decrease from the industry peak of 458 million cubic yards in 2005.

Asphalt Paving Mix

Asphalt paving mix is the most common roadway material used today. It is a versatile and essential building material that has been used to surface 90% of the more than 2.5 million miles of paved roadways in the United States, according to National Geographic News.

Typically, asphalt paving mix is placed in three distinct layers to create a flexible pavement structure. These layers consist of a base course, an intermediate or binder course, and a surface or wearing course. These layers vary in thicknesses of three to six inches for base mix, two to four inches for intermediate mix and one to two inches for surface mix.

According to the National Asphalt Pavement Association, the components of asphalt paving mix by weight are approximately 95% aggregates and 5% asphalt cement, a petroleum based product that serves as the binder. The ingredients are then metered, mixed and heated to a temperature in excess of 300° F before being placed in a truck and delivered to the jobsite for final placement.

Asphalt pavement is generally 100% recyclable and reusable and is the most reused and recycled pavement material in the United States. Reclaimed asphalt pavement can be incorporated into new pavement at replacement rates in excess of 30% depending upon the mix and the application of the product. We actively engage in the recycling of previously used asphalt pavement and concrete. This material is crushed and repurposed in the construction cycle. Approximately 68 million tons of used asphalt is recycled annually by the industry.

The use of warm mix asphalt (“WMA”) or “green” asphalt is gaining popularity. The immediate benefit to producing WMA is the reduction in energy consumption required by burning fuels to heat traditional hot mix asphalt (“HMA”) to temperatures in excess of 300°F at the production plant. These high production temperatures are needed to allow the asphalt binder to become viscous enough to completely coat the aggregate in the HMA, have good workability during laying and compaction, and durability during traffic exposure. According to the Federal Highway Administration, WMA can reduce the temperature by 50 to 70°F, resulting in lower emissions, fumes and odors generated at the plant and the paving site.

According to the National Asphalt Pavement Association, there are approximately 4,000 asphalt paving mix plants in the United States. As reported by the National Asphalt Pavement Association, an estimated 360 million tons of asphalt paving mix was produced in 2012 which was broadly in line with the estimated 366 million tons produced in 2011.

Our Operations

We operate our construction materials and construction services businesses through local operations and marketing teams, which work closely with our end customers to deliver the products and services that meet each customer’s specific needs for a project. We believe that this strong local presence gives us a competitive advantage by keeping our costs low and allowing us to obtain a unique understanding for the evolving needs of our customers.

We have construction materials operations in 16 states across the Central, West and East regions. Our business in each region is vertically-integrated in the aggregates, asphalt paving mix, and paving and related construction services businesses. In addition, we manufacture cement, produce ready-mixed concrete, and operate a municipal waste landfill and one construction and demolition debris landfill in our Central region, we manufacture ready-mixed concrete in our West region and we have liquid asphalt terminal operations in our East region.

As a result of our vertically-integrated operations, our end products are generally sold downstream to contractors and shipped directly to the job site. In the year ended December 28, 2013, approximately 73% of our aggregates production was sold directly to outside customers with the remaining amount being further processed by us and sold as a downstream product.

Additionally, approximately 83% of our asphalt paving mix products was installed by our paving and related construction services businesses in the year ended December 28, 2013. We charge a market price and competitive margin at each stage of the production process in order to optimize profitability across our operations.

Production Value Chain

Customer

Construction Materials

We are a leading provider of construction materials in the markets we serve. Our construction materials operations are composed of aggregates production, including, crushed stone and construction sand and gravel, ready-mixed concrete, hot mix asphalt production and the production of cement.

Our Aggregates Operations

Aggregates Products

We mine limestone, gravel, and other natural resources from 78 crushed stone quarries and 46 sand and gravel deposits throughout the United States. Aggregates are produced mainly from blasting hard rock from quarries and then crushing and screening it to various sizes to meet our customers’ needs. The production of aggregates also involves the extraction of sand and gravel, which requires less crushing, but still requires screening for different sizes. Aggregate production utilizes capital intensive heavy equipment which includes the use of loaders, large haul trucks, crushers, screens and other heavy equipment at quarries.

Once extracted, the minerals are processed and/or crushed on site into crushed stone, concrete and masonry sand, specialized sand, pulverized lime or agricultural lime. The minerals are processed to meet customer specifications or to meet industry standard sizes. Crushed stone is used primarily in ready-mixed concrete, asphalt paving mix, and the construction of road base for highways.

Transportation costs are a major variable in determining aggregate pricing and marketing radius. The cost of transporting aggregate products from the plant to the market often equates to or exceeds the sale price of the products at the plant. As a result of high transportation costs and the large quantities of bulk material that have to be shipped, finished products are typically marketed locally. High transportation costs are responsible for the wide dispersion of production sites. Where possible, construction material producers maintain operations adjacent to highly populated areas to reduce transportation costs and enhance margins.

However, more recently, rising land values combined with local environmental concerns are forcing production sites to move further away from the end-use locations. Our extensive network of quarries, plants and facilities, located throughout our three regions enables us to have a nearby operation to meet the needs of customers in each of our markets.

Aggregates Markets

The cost of transportation from each quarry and the proximity of competitors are key factors that determine the effective market area for each quarry. Each quarry location is unique with regards to demand for each product, proximity to competition and distribution network.

Aggregates Reserves

Our current estimate of 1.6 billion tons of proven and probable reserves of recoverable stone, and sand and gravel of suitable quality for economic extraction is based on drilling and studies by geologists and engineers, recognizing reasonable economic and operating restraints as to maximum depth of extraction and permit or other restrictions.

Reported proven and probable reserves include only quantities that are owned in fee or under lease, and for which all required zoning and permitting have been obtained. Of the 1.6 billion tons of proven and probable aggregates reserves, 1.0 billion, or 63%, are located on owned land and 0.6 billion are located on leased land.

Aggregates Sales and Marketing

Each of our aggregates operations is responsible for the sale and marketing of its aggregates products. Approximately 73% of our aggregates production is sold directly to outside customers and the remaining amount is further processed by us and sold as a downstream product. Even though aggregates are a commodity product, we work to optimize pricing depending on the site location, availability of particular product, customer type, project type and haul cost. We sell aggregates to internal downstream operations at market prices.

Aggregates Competition

The U.S. aggregate industry is highly fragmented with numerous participants operating in localized markets. The January 2013 USGS reported that a total of 1,550 companies operating 4,000 quarries and 91 underground mines produced or sold crushed stone in 2012 in the United States. This fragmentation is a result of the cost of transporting aggregates, which typically limits producers to a market area within approximately 40 miles of their production facilities.

The primary national players are large vertically integrated companies, including Vulcan Materials Company, Martin Marietta Materials, Inc., CRH plc, Heidelberg, Lafarge and Cemex, S.A.B. de C.V. with a combined estimated market share of approximately 30%.

Competitors by region include:

Central—Martin Marietta, CRH plc, Holcim and various local suppliers.

West—CRH plc, Heidelberg Cement plc, Martin Marietta and various local suppliers.

East—CRH plc, Heidelberg Cement plc, Vulcan and various local suppliers.

We believe we have a strong competitive advantage in aggregates through our well located reserves in key markets, high quality reserves and our logistic networks. We further share and implement best practices relating to strategy, sales and marketing, production, safety, and environmental and land management. As a result of our vertical integration and local market knowledge, we have a strong understanding of the needs of our aggregates customers. Finally, our companies have a reputation for responsible environmental stewardship and land restoration, which assists us in obtaining new permits and new reserves.

Our Cement Operations

Cement Products

We operate a highly-efficient, technologically-advanced integrated cement manufacturing and distribution system located near Hannibal, Missouri, 100 miles north of St. Louis along the Mississippi River. We also operate an on-site waste fuel processing facility, which can reduce fuel costs for the plant by up to 50%. Our cement plant is one of only 12 with hazardous waste fuel facilities permitted and operating out of 98 total cement plants in the United States. Our cement plant’s potential capacity is 1.25 million tons per annum and is in substantial compliance with the 2013 NESHAP pollution limits for cement plants, in advance of the effective date.

Cement Markets

Cement is a product that is costly to transport over land. Consequently, the radius within which a typical cement plant is competitive extends for no more than 150 miles. Cement is distributed to local customers primarily by truck from our plant and distribution terminals in St. Louis, Missouri and Bettendorf, Iowa. We also transport cement by inland barges on the Mississippi River to our storage and distribution terminals. Continental Cement’s markets include eastern Missouri, southeastern Iowa and central/northwestern Illinois.

Cement Sales and Marketing

Continental Cement’s customers are ready-mixed concrete and concrete products producers and contractors within its markets. Sales are made on the basis of competitive prices in each market and, as is customary in the industry, we do not typically enter into long-term sales contracts.

Cement Competition

Construction of cement production facilities is highly capital intensive and requires long lead times to complete engineering design, obtain regulatory permits, acquire equipment and construct a plant. Most U.S. cement producers are owned by large foreign companies operating in multiple international markets. Continental Cement’s largest competitors are Holcim (US) Inc., Lafarge North America Inc., Buzzi Unicem USA, Inc. and Eagle Materials Inc. Competitive factors include price, reliability of deliveries, location, quality of cement and support services. With a new cement plant, on-site raw material aggregate supply, a network of cement terminals, and longstanding customer relationships, we believe we are well positioned to serve our customers vis-à-vis our competitors.

Our Ready-mixed Concrete Operations

Ready-mixed Concrete Products

We believe our Central and West regions are leaders in the supply of ready-mixed concrete in their respective markets. Our Central region supplies concrete to the Wichita, Kansas and Columbia, Missouri markets and surrounding areas. The West region has ready-mixed concrete operations in the Salt Lake Valley, Utah, Twin Falls, Idaho and Grand Junction, Colorado markets. We produce ready-mixed concrete by blending aggregates, cement, chemical admixtures in various ratios and water at our concrete production plants and placing the resulting product in ready-mixed concrete trucks where it is then delivered to our customers.

Our aggregates business serves as the primary source of the raw materials for our concrete production, functioning essentially as a supplier to our ready-mixed concrete operations. Different types of concrete include lightweight concrete, high performance concrete, self compacting/consolidating concrete and architectural concrete and are used in a variety of activities ranging from building construction to highway paving.

We operate 16 ready-mixed concrete plants and 141 concrete delivery trucks in the Central region. We also operate 30 ready-mixed concrete plants and 319 concrete delivery trucks in the West region, including the assets obtained in the January 17, 2014 acquisition of Alleyton.

Ready-mixed Concrete Competition

Ready-mixed concrete production requires relatively small amounts of capital to build a concrete batching plant and acquire delivery trucks. As a result, in each local market, we face competition from numerous small producers, as well as other large vertically integrated companies with facilities in multiple markets. There are approximately 5,500 ready-mixed concrete plants in the United States, and in 2012 the United States ready-mixed industry produced approximately 291 million cubic yards of ready-mixed concrete according to the NRMCA.

Our ready-mixed concrete operations compete with CRH plc in Utah and Colorado and various other privately owned competitors in other parts of the Central and West regions.

Competition among ready-mixed concrete suppliers is generally based on product characteristics, delivery times, customer service and price. Product characteristics such as tensile strength, resistance to pressure, durability, set times, ease of placing, aesthetics, workability under various weather and construction conditions as well as environmental effect are the main criteria that our customers consider for selecting their product. Our quality assurance program produces results in excess of design strengths while optimizing material costs. Additionally, we believe our strategic network of locations and superior customer service gives us a competitive advantage relative to other producers.

Our Asphalt Paving Mix Operations

Asphalt Paving Mix Products

Our asphalt paving mix products are produced by first heating carefully measured amounts of aggregates at high temperatures to remove the moisture from the materials in an asphalt paving mix plant. As the aggregates are heated, liquid asphalt is then introduced to coat the aggregates. Depending on the specifications of a particular mix, recycled asphalt may be added to the mix, which lowers the production costs. The aggregates used for our production of these products are generally supplied from our quarries or sand and gravel plants. The ingredients are metered, mixed and brought up to a temperature in excess of 300°F before being placed in a truck and delivered to the jobsite for final placement.

We operate five asphalt paving mix plants in the Central region, 22 plants in the West region and 15 plants in the East region. 95% of our plants can utilize recycled asphalt pavement.

Asphalt Paving Mix Markets

Asphalt paving mix is generally applied at high temperatures. Prolonged exposure to air causes the mix to lose temperature and harden. Therefore, delivery is typically within close proximity to the asphalt paving mix plant. Local market demand, proximity to competition, transportation costs and supply of aggregates and liquid asphalt vary widely from market to market. Most of our hot mix asphalt operations use a combination of company-owned and hired haulers to deliver materials to job sites.

Asphalt Paving Mix Sales and Marketing

Approximately 83% of the asphalt paving mix we produce is installed by our own paving crews. The rest is sold on a per ton basis to road contractors for the construction of roads, driveways and parking lots, as well as directly to state departments of transportation and local authorities.

Asphalt Paving Mix Competition

According to the National Asphalt Pavement Association, there are approximately 4,000 asphalt paving mix plants in the United States and an estimated 360 million tons of asphalt paving mix was produced in 2012. Our asphalt paving mix operations compete with CRH plc and other local suppliers in each of our three regions. Based on availability of internal aggregate supply, quality, operating efficiencies, and location advantages, we believe we are well-positioned vis-à-vis our competitors.

Asphalt Paving and Related Construction Services

As part of our vertical integration strategy, we provide asphalt and concrete paving and related construction services to both the public infrastructure and private sectors as either a prime or sub-contractor. These services complement our heavy construction materials business by providing a reliable downstream outlet, in addition to our external distribution channels.

Our asphalt paving and construction services businesses bid on both public infrastructure and private construction projects in their respective local markets. We only provide construction services operations as a complement to our heavy construction materials operation, which we believe is a major competitive strength. Factors affecting competitiveness in this business segment include price, estimating abilities, knowledge of local markets and conditions, project management, financial strength, reputation for quality and the availability of machinery and equipment.

Our contracts with our customers are primarily “fixed unit price” or “fixed price.” Under fixed unit price contracts, we provide materials or services at fixed unit prices (for example, dollars per ton of asphalt placed). While the fixed unit price contract shifts the risk of estimating the quantity of units required for a particular project to the customer, any increase in our unit cost over the expected unit cost in the bid, whether due to inflation, inefficiency, errors in our estimates or other factors, is borne by us unless otherwise provided in the contract. Most of our contracts contain escalators for increases in liquid asphalt prices.

Customers

Our business is not dependent on any single customer or a few customers. Therefore, the loss of any single or particular small number of customers would not have a material adverse effect on any individual respective market in which we operate or on us as a whole. No individual customer accounted for more than 10% of our 2013 revenue.

Seasonality

Use and consumption of our products fluctuate due to seasonality. Nearly all of the products used by us, and by our customers, in the public infrastructure or private construction industry are used outdoors. Our highway operations and production and distribution facilities are also located outdoors. Therefore, seasonal changes and other weather-related conditions, in particular extended rainy and cold weather in the spring and fall and major weather events, such as hurricanes, tornadoes, tropical storms and heavy snows, can adversely affect our business and operations through a decline in both the use of our products and demand for our services. In addition, the construction materials business production and shipment levels follow activity in the construction industry, which typically occurs in the spring, summer and fall. Warmer and drier weather during the second and third quarters of our fiscal year typically result in higher activity and revenue levels during those quarters. The first quarter of our fiscal year has typically lower levels of activity due to weather conditions.

Backlog

Our products are generally delivered upon receipt of orders or requests from customers, or shortly thereafter. Accordingly, the backlog associated with product sales is converted into revenue within a relatively short period of time. Inventory for products is generally maintained in sufficient quantities to meet rapid delivery requirements of customers.

Our construction services backlog represents our estimate of the revenue that will be realized under the portion of the construction contracts remaining to be performed. We generally include a project in our contract backlog at the time a contract is awarded and funding is in place. Many of our construction services are awarded and completed within one year and, therefore, may not be reflected in our beginning or ending contract backlog. Substantially all of the contracts in our contract backlog may be canceled or modified at the customer’s discretion. However, we have not been materially adversely affected by contract cancellations or modifications in the past.

As a vertically-integrated business, approximately 27% of our aggregates production is further processed and sold as a downstream product, such as asphalt paving mix or ready-mixed concrete, or used in our construction services business. Approximately 83% of the asphalt paving mix we produce is installed by our own paving crews. A period over period increase or decrease of backlog does not necessarily result in an improvement or a deterioration of our business. Our backlog includes only those products and projects for which we have obtained a purchase order or a signed contract with the customer and does not include products purchased and sold or services awarded and provided within the period. The following table sets forth, by product, our backlog as of the indicated dates:

	December 28, 2013	December 29, 2012	December 31, 2011
(in thousands)
Aggregate (in tons)	5,153	3,881	2,905
Ready-mixed concrete (in cubic yards)	138	155	259
Asphalt (in tons)	2,387	2,314	2,267
Construction services	$359,263	$288,673	$329,802

Intellectual Property

We do not own or have a license or other rights under any patents that are material to any of our businesses.

Employees

As of December 28, 2013, we had approximately 3,300 employees of whom approximately 75.0% were hourly workers and the remainder were full time salaried employees. Because of the seasonal nature of our industry, many of our hourly and certain of our full time employees are subject to seasonal layoffs. The scope of layoffs varies greatly from season to season as they are predominantly a function of the type of projects in process and the weather during the late fall through early spring.

Approximately 6.8% of our hourly employees are union members and approximately 0.4% of our full time salaried employees are union members. We believe we enjoy a satisfactory working relationship with our employees and their unions.

Environmental and Government Regulation

Our operations are subject to federal, state and local laws and regulations relating to the environment and to health and safety, including noise, discharges to air and water, waste management including the management of hazardous waste used as a fuel substitute at our Hannibal, Missouri cement kiln, remediation of contaminated sites, mine reclamation, operation of landfills, dust control and zoning and permitting. While we believe our operations are in substantial compliance with applicable requirements, there can be no assurance that compliance costs will not be significant.

In addition, our operations are subject to environmental, zoning and land use regulations and require numerous governmental approvals and permits. Environmental operating permits are subject to modification, renewal and revocation and can require us to make capital, maintenance and operational expenditures to comply with the applicable requirements. Although not expected to be a significant impediment, stricter laws and regulations, or more stringent interpretations of existing laws or regulations, may impose new liabilities on us, reduce operation hours, require additional investment by us in pollution control equipment or impede our opening new or expanding existing plants or facilities. We regularly monitor and review our operations, procedures and policies for compliance with existing environmental laws and regulations, changes in interpretations of existing laws and enforcement policies, new laws that are adopted, and new requirements that we anticipate will be adopted that could affect our operations.

For our operations, we are subject to zoning requirements and permit limitations. Applicable permits may include conditional use permits to allow us to operate in certain areas absent zoning approval and operational permits governing particulate matter and storm water management and control. In addition, we are often required to obtain bonding for future reclamation costs, most commonly specific to restorative grading and seeding of disturbed surface areas.

Multiple permits are required to operate our cement plant. Like others in the cement business, we expend substantial amounts to comply with these environmental laws and regulations and permit limitations, which include amounts for pollution control equipment required to monitor and regulate air emissions. Since many of these requirements are likely to be affected by future legislation or rule making by government agencies, and are therefore not quantifiable, it is not possible to accurately predict the aggregate future costs of compliance and their effect on our future results of operations, financial condition or liquidity.

At most of our quarries, we incur reclamation obligations as part of our mining activities. Reclamation methods and requirements can vary depending on the individual site and state regulations. Generally, we are required to grade the mined properties to a certain slope and seed the property to prevent erosion. We record a mining reclamation liability in our consolidated financial statements to reflect the estimated fair value of the cost to reclaim each property including active and closed sites.

Our operations in Kansas include one municipal waste landfill and two construction and demolition debris landfills, one of which has been closed. Among other environmental, health and safety requirements, we are subject to obligations to appropriately close those landfills at the end of their useful lives and provide for appropriate post-closure care. Asset retirement obligations relating to these landfills are recorded in our consolidated financial statements.

Health and Safety

Our facilities and operations are subject to a variety of worker health and safety requirements, particularly those administered by the federal Mine Safety and Health Administration and the Occupational Safety and Health Administration, which are likely to become stricter in the future. Throughout our organization, we strive for a zero-incident safety culture and full compliance with safety regulations. Failure to comply with these requirements can result in fines and penalties and claims for personal injury and property damage. These requirements may also result in increased operating and capital costs in the future. We believe we are in substantial compliance with such requirements, but we cannot guarantee that violations will not occur, and any violations could result in additional costs.

At Summit Materials and our operating companies, worker safety and health matters are overseen by our corporate Risk Management and Safety department as well as company level safety managers. We provide leadership and support, comprehensive training, and other tools designed to accomplish health and safety goals, reduce risk, eliminate hazards, and ultimately make our work places safer.

We believe that the continuous support and leadership of our management team, along with the commitment and desire of all our employees to eliminate injuries and other incidents, will aid our journey towards our goal of zero incidents.

Insurance

Our insurance program is structured using multiple “A” rated insurance carriers, and a variety of deductible amounts. In particular, our workers compensation and auto liability policies are subject to a $250,000 per occurrence deductible, and the general liability policy has a $100,000 deductible. Losses within these deductibles are accrued for using projections based on past loss history.

We also maintain $50.0 million in combined umbrella insurance. Other policies have smaller deductibles and include property, contractors equipment, contractors pollution and professional, directors and officers, employment practices liability and fiduciary and crime. We also have a separate marine insurance policy for our Continental Cement business.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business and Our Industry

Industry Risks

Our business depends on activity within the construction industry and the strength of the local economies in which we operate.

We sell most of our building materials and provide all of our highway construction and paving services to the construction industry, so our results depend on the strength of the construction industry. Demand for our products, particularly in the residential and non-residential construction markets, could remain weak, and decline, if companies and consumers cannot obtain credit for construction projects or if the slow pace of economic activity results in delays or cancellations of capital projects. In addition, federal and state budget issues may continue to hurt the funding available for infrastructure spending, particularly highway construction, which constitutes a significant portion of our business.

Our earnings depend on the strength of the local economies in which we operate because of the high cost to transport our products relative to their price. In recent years, many states reduced their construction spending due to budget shortfalls resulting from lower tax revenue as well as uncertainty relating to long-term federal highway funding. As a result, there has been a reduction in many states’ investment in infrastructure spending. If economic and construction activity diminish in one or more areas, particularly in our top revenue-generating markets of Texas, Kansas, Kentucky, Missouri and Utah, our results of operations and liquidity may be materially adversely affected and there is no assurance that reduced levels of construction activity will not continue to affect our business in the future.

Our business is cyclical and requires significant working capital to fund operations.

Our business is cyclical and requires that we maintain significant working capital to fund our operations. Our ability to generate sufficient cash flow depends on future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control. If we are unable to generate sufficient cash to operate our business and service our outstanding debt and other obligations, we may be required, among other things, to further reduce or delay planned capital or operating expenditures, sell assets or take other measures, including the restructuring of all or a portion of our debt, which may only be available, if at all, on unsatisfactory terms.

Weather can materially affect our business and we are subject to seasonality.

Nearly all of the products used by us, and by our customers, in the public infrastructure or private construction industry are used outdoors. In addition, our highway operations and production and distribution facilities are located outdoors. Therefore, seasonal changes and other weather-related conditions can adversely affect our business and operations through a decline in both the use of our products and demand for our services.

Adverse weather conditions such as extended rainy and cold weather in the spring and fall can reduce demand for our products by contractors and reduce sales or render our contracting operations less efficient. Occasionally, major weather events such as hurricanes, tornadoes, tropical storms and heavy snows with quick rainy melts adversely affect sales in the short term.

The construction materials business production and shipment levels follow activity in the construction industry, which typically occurs in the spring, summer and fall. Warmer and drier weather during the second and third quarters of our fiscal year typically result in higher activity and revenue levels during those quarters. The first quarter of our fiscal year has typically lower levels of activity due to the weather conditions. Our second quarter varies greatly with the spring rains and wide temperature variations. A cool wet spring increases drying time on projects, possibly delaying sales in the second quarter, while a warm dry spring may enable earlier project startup.

Our industry is capital intensive and portions of our business have significant fixed and semi-fixed costs. Therefore, our earnings are sensitive to changes in volume.

The property and machinery needed to produce our products can be very expensive. Therefore, we need to spend a substantial amount of capital to purchase and maintain the equipment necessary to operate our business. Although we believe that our current cash balance, along with our projected internal cash flows and our available financing resources, will be enough to give us the cash we need to support our currently anticipated operating and capital needs, if we are unable to generate sufficient cash to purchase and maintain the property and machinery necessary to operate our business, we may be required to reduce or delay planned capital expenditures or incur additional debt. In addition, given the level of fixed and semi-fixed costs within our business, particularly at our cement production facility, decreases in volumes can negatively affect our financial position, results of operations and liquidity.

Within our local markets, we operate in a highly competitive industry.

The U.S. construction aggregates industry is highly fragmented with a large number of independent local producers in a number of our markets. Additionally, in most markets, we compete against large private and public infrastructure companies, some of which are also vertically-integrated. Therefore, there is intense competition in a number of the markets in which we operate. This significant competition could lead to lower prices, lower sales volumes and higher costs in some markets, negatively affecting our financial position, results of operations and liquidity.

Growth Risks

The success of our business depends, in part, on our ability to execute on our acquisition strategy, the successful integration of acquisitions and the retention of key employees of our acquired businesses.

A significant portion of our historical growth has occurred through acquisitions and we will likely enter into acquisitions in the future. We have evaluated and expect to continue to evaluate possible acquisition transactions on an ongoing basis. At any time we may be engaged in discussions or negotiations with respect to several possible acquisitions. From time to time we enter into letters of intent to allow us to conduct due diligence on a confidential basis. Currently, we are in preliminary discussions with several potential acquisition targets. There can be no assurance that we will enter into definitive agreements with respect to such transactions or that they will be completed. Our growth has placed, and will continue to place, significant demands on our management and operational and financial resources. Acquisitions involve risks that the businesses acquired will not perform in accordance with expectations and that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove incorrect.

Our interest expense will increase in connection with acquisitions as a result of the assumption or incurrence of debt and contingent liabilities and to the extent we finance such acquisitions with draws on our senior secured revolving credit facility. We may become liable for certain liabilities of any acquired business, whether or not known to us. These risks could include, among others, tax liabilities, product liabilities, environmental liabilities and liabilities for employment practices, and they could be significant.

Acquisitions may require integration of the acquired companies’ sales and marketing, distribution, engineering, purchasing, finance and administrative organizations. We may not be able to integrate successfully any business we acquire or acquired into our existing business and any acquired businesses may not be profitable or as profitable as we had expected. The successful integration of our acquisitions may also require substantial attention from our senior management and the management of the acquired business, which could decrease the time that they have to service and attract customers and develop new products and services. In addition, we may not effectively utilize new equipment that we acquire through acquisitions or otherwise at utilization and rental rates consistent with that of our existing equipment. Furthermore, the complete integration of companies we acquire depends, to a certain extent, on the full implementation of our financial systems and policies. Moreover, because we may actively pursue a number of opportunities simultaneously, we may encounter unforeseen expenses, complications and delays, including difficulties in employing sufficient staff and maintaining operational and management oversight. Our inability to complete the integration of new businesses in a timely and orderly manner could increase costs and lower profits.

We cannot assure you that we will achieve synergies and cost savings in connection with acquisitions. In addition, many of the businesses that we have acquired and will acquire have unaudited financial statements that have been prepared by the management of such companies and have not been independently reviewed or audited. We cannot assure you that the financial statements of companies we have acquired or will acquire would not be materially different if such statements were audited. Finally, we cannot assure you that we will continue to acquire businesses at valuations consistent with our prior acquisitions or that we will complete future acquisitions at all. We cannot assure you that there will be attractive acquisition opportunities at reasonable prices, that financing will be available or that we can successfully integrate such acquired businesses into our existing operations. In addition, our results of operations from these acquisitions could in the future result in impairment charges for any of our intangible assets, including goodwill, or other long-lived assets, particularly if economic conditions materially negatively affect our results of operations, financial condition or liquidity.

Our long-term success is dependent upon securing and permitting aggregate reserves in strategically located areas. The inability to secure and permit such reserves could negatively affect our earnings in the future.

Construction aggregates are bulky and heavy and, therefore, difficult to transport efficiently. Because of the nature of the products, the freight costs can quickly surpass the production costs. Therefore, except for geographic regions that do not possess commercially viable deposits of aggregates and are served by rail, barge or ship, the markets for our products tend to be very localized around our quarry sites and are served by truck. New quarry sites often take a number of years to develop and our strategic planning and new site development must stay ahead of actual growth. Additionally, in a number of urban and suburban areas in which we operate, it is increasingly difficult to permit new sites or expand existing sites due to community resistance. Therefore, our future success is dependent, in part, on our ability to accurately forecast future areas of high growth in order to locate optimal facility sites and on our ability to either acquire existing quarries or secure operating and environmental permits to open new quarries. If we are unable to accurately forecast areas of future growth, acquire existing quarries or secure the necessary permits to open new quarries, our financial condition, results of operations and liquidity may be materially adversely affected.

Economic Risks

Our business relies on private investment in infrastructure and a slower than expected recovery will adversely affect our results.

A significant portion of our sales are for projects with non-public owners. Construction spending is affected by developers’ ability to finance projects. The credit environment has negatively affected the U.S. economy and demand for our products in the recent past. Residential and non-residential construction could decline if companies and consumers are unable to finance construction projects or if the economic slowdown continues to cause delays or cancellations of capital projects. If housing starts and non-residential projects do not continue to rise steadily with the economic recovery as they normally do when recessions end, our construction materials and contracting services sales may decline further and our financial position, results of operations and liquidity may be materially adversely affected.

A decline in public infrastructure construction and reductions in governmental funding could adversely affect our operations and results.

A significant portion of our revenue is generated from publicly-funded construction projects. As a result, if publicly-funded construction continues to remain low due to reduced federal or state funding or otherwise, our results of operations and liquidity will be negatively affected.

In January 2011, the House passed a new rules package that repealed a transportation law dating back to 1998, which protected annual funding levels from amendments that could reduce such funding. This rule change subjects funding for highways to yearly appropriation reviews. The change in the funding mechanism increases the uncertainty of many state departments of transportation regarding funds for highway projects. This uncertainty could result in states being reluctant to undertake large multi-year highway projects which could, in turn, negatively affect our sales. MAP-21, the current federal funding program, expires in September 2014 and we are uncertain as to the size and term of the transportation funding program that will follow.

As a result of the foregoing and other factors, we cannot be assured of the existence, amount and timing of appropriations for spending on federal, state or local projects. The federal support for the cost of highway maintenance and construction is dependent on congressional action. In addition, each state funds its infrastructure spending from specially allocated amounts collected from various taxes, typically gasoline taxes and vehicle fees, along with voter-approved bond programs. Shortages in state tax revenues can reduce the amounts spent on state infrastructure projects, even below amounts awarded under legislative bills. Nearly all states are now experiencing state-level funding pressures caused by lower tax revenues and an inability to finance approved projects. Delays or cancellations of state infrastructure spending have in the past, and we anticipate in the immediate future will continue to negatively affect our results of operations and liquidity because a significant portion of our business is dependent on state infrastructure spending.

Environmental, health and safety laws and any changes to such laws may have a material adverse effect on our business and financial condition and results of operations.

Our operations are subject to a variety of federal, state and local laws and regulations relating to, among other things: (i) the release or discharge of materials into the environment; (ii) the management, use, processing, handling, storage, transport or disposal of hazardous materials, including the management of hazardous waste used as a fuel substitute at our cement kiln in Hannibal, Missouri; and (iii) the protection of public and employee health, safety and the environment. These laws and regulations expose us to liability for the environmental condition of our current or formerly owned or operated facilities, and may expose us to liability for the conduct of others or for our actions that complied with all applicable laws at the time these actions were taken. In particular, we may incur remediation costs and other related expenses because our facilities were constructed and operated before the adoption of current environmental laws and the institution of compliance practices and because certain of our processes are regulated. These laws and regulations may also expose us to liability for claims of personal injury or property or natural resource damage related to alleged exposure to regulated materials. The existence of contamination at properties we own, lease or operate could also result in increased operational costs or restrictions on our ability to use those properties as intended, including for purposes of mining.

Despite our compliance efforts, there is the inherent risk of liability in the operation of our business, especially from an environmental standpoint. These potential liabilities could have an adverse effect on our operations and profitability. In many instances, we must have government approvals and certificates, permits or licenses in order to conduct our business, which often require us to make significant capital and maintenance expenditures to comply with zoning and environmental laws and regulations. Our failure to maintain required certificates, permits or licenses or to comply with applicable governmental requirements could result in substantial fines or possible revocation of our authority to conduct some of our operations. Governmental requirements that affect our operations also include those relating to air quality, waste management, water quality, mine reclamation, the operation of municipal waste and construction and demolition debris landfills, remediation of contaminated sites and worker health and safety. These requirements are complex and subject to frequent change. They impose strict liability in some cases without regard to negligence or fault and expose us to liability for the conduct of, or conditions caused by, others, or for our acts that may otherwise have complied with all applicable requirements when we performed them. Stricter laws and regulations, more stringent interpretations of existing laws or regulations or the future discovery of environmental conditions may impose new liabilities on us, reduce operating hours, require additional investment by us in pollution control equipment or impede our opening new or expanding existing plants or facilities. The cost of complying with such laws may have a material adverse effect on our business, financial condition and results of operations.

Financial Risks

Difficult and volatile conditions in the credit markets could affect our financial position, results of operations and liquidity.

Demand for our products is primarily dependent on the overall health of the economy, and federal, state and local public infrastructure funding levels. The stagnant economy continues to put pressure on the demand for our construction materials and increases competition and aggressive pricing for private and public infrastructure sector projects as companies migrate from bidding on scarce private sector work to projects in the public infrastructure sector. In addition, a stagnant or declining economy tends to produce less tax revenue for public infrastructure agencies, thereby decreasing a source of funds available for spending on public infrastructure improvements, which constitute a significant part of our business.

With the slow pace of economic recovery, there is also a likelihood that we will not be able to collect on certain of our accounts receivable from our customers, many of which are still struggling. Although we are protected in part by payment bonds posted by some of our customers, we have in the past experienced payment delays from some of our customers during this economic downturn. Although such delays have not had a material effect on our business, there can be no assurance that this will be the case in the future.

If we are unable to accurately estimate the overall risks, requirements or costs when we bid on or negotiate contracts that are ultimately awarded to us, we may achieve lower than anticipated profits or incur contract losses.

Even though the majority of our governmental contracts contain certain raw material escalators to protect us from certain price increases, a portion of the contracts are on a fixed cost basis. The fixed cost basis portion of these contracts require us to perform the contract for a fixed unit price based on approved quantities irrespective of our actual costs and lump sum contracts require that the total amount of work be performed for a single price irrespective of our actual costs. We realize a profit on our contracts only if: (i) we successfully estimate our costs and then successfully control actual costs and avoid cost overruns; and (ii) our revenue exceeds actual costs. If our cost estimates for a contract are inaccurate, or if we do not execute the contract within our cost estimates, then cost overruns may cause us to incur losses or cause the contract not to be as profitable as we expected. The costs incurred and gross profit realized, if any, on our contracts can vary, sometimes substantially, from our original projections due to a variety of factors, including, but not limited to:

•	failure to include materials or work in a bid, or the failure to estimate properly the quantities or costs needed to complete a lump sum contract;

•	delays caused by weather conditions or otherwise failing to meet scheduled acceptance dates;

•	contract or project modifications creating unanticipated costs not covered by change orders;

•

changes in availability, proximity and costs of materials, including liquid asphalt, cement, aggregates and other construction materials (such as stone, gravel, sand and oil for asphalt paving), as well as fuel and lubricants for our equipment;

•	to the extent not covered by contractual cost escalators, variability and inability to predict the costs of purchasing diesel, liquid asphalt and cement;

•	availability and skill level of workers;

•	failure by our suppliers, subcontractors, designers, engineers or customers to perform their obligations;

•	fraud, theft or other improper activities by our suppliers, subcontractors, designers, engineers, customers or our own personnel;

•	mechanical problems with our machinery or equipment;

•	citations issued by any governmental authority, including the Occupational Safety and Health Administration and Mine Safety and Health Administration;

•	difficulties in obtaining required governmental permits or approvals;

•	changes in applicable laws and regulations;

•	uninsured claims or demands from third parties for alleged damages arising from the design, construction or use and operation of a project of which our work is part; and

•	public infrastructure sector customers may seek to impose contractual risk-shifting provisions more aggressively, and we could face increased risks.

The final results under these types of contracts could negatively affect our financial position, results of operations and liquidity.

Changes in legal requirements and governmental policies concerning zoning, land use, environmental and other areas of the law affect our business.

Our operations are affected by numerous federal, state and local laws and regulations related to zoning, land use and environmental matters. Despite our compliance efforts, we have an inherent risk of liability in the operation of our business, especially from an environmental standpoint. These potential liabilities could have an adverse effect on our operations and profitability. In addition, our operations require numerous governmental approvals and permits, which often require us to make significant capital and maintenance expenditures to comply with zoning and environmental laws and regulations. Stricter laws and regulations, or more stringent interpretations of existing laws or regulations, may impose new liabilities on us, reduce operating hours, require additional investment by us in pollution control equipment, or impede our opening new or expanding existing plants or facilities.

Our operations are subject to special hazards that may cause personal injury or property damage, subjecting us to liabilities and possible losses which may not be covered by insurance.

Operating hazards inherent in our business can cause personal injury and loss of life, damage to or destruction of property, plant and equipment and environmental damage. We maintain insurance coverage in amounts and against the risks we believe are consistent with industry practice, but this insurance may not be adequate or available to cover all losses or liabilities we may incur in our operations. Our insurance policies are subject to varying levels of deductibles. Losses up to our deductible amounts are accrued based upon our estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. However, liabilities subject to insurance are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety programs. If we were to experience insurance claims or costs above our estimates, we might also be required to use working capital to satisfy these claims rather than using working capital to maintain or expand our operations.

We may incur material costs and losses as a result of claims that our products do not meet regulatory requirements or contractual specifications.

We provide our customers with products designed to meet building code or other regulatory requirements and contractual specifications for measurements such as durability, compressive strength, weight-bearing capacity and other characteristics. If we fail or are unable to provide products meeting these requirements and specifications, material claims may arise against us and our reputation could be damaged. Additionally, if a significant uninsured, non-indemnified or product-related claim is resolved against us in the future, that resolution may have a material adverse effect on our financial condition, results of operations and liquidity.

The cancellation of significant contracts or our disqualification from bidding for new contracts could reduce revenue and have a material adverse effect on our results of operations.

Contracts that we enter into with governmental entities can usually be canceled at any time by them with payment only for the work already completed. In addition, we could be prohibited from bidding on certain governmental contracts if we fail to maintain qualifications required by those entities. A cancellation of an unfinished contract or our disqualification from the bidding process could cause our equipment to be idled for a significant period of time until other comparable work becomes available, which could have a material adverse effect on our financial condition, results of operations and liquidity.

Unexpected factors affecting self-insurance claims and reserve estimates could adversely affect our business.

We use a combination of third-party insurance and self-insurance to provide for potential liabilities for workers’ compensation, general liability, vehicle accident, property and medical benefit claims. Although we believe we have minimized our exposure on individual claims, for the benefit of costs savings we have accepted the risk of a large amount of independent multiple material claims arising, which could have a significant effect on our earnings. We estimate the liabilities associated with the risks retained by us, in part, by considering historical claims experience, demographic and severity factors and other actuarial assumptions which, by their nature, are subject to a high degree of variability. Any projection of losses concerning workers’ compensation and general liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, discount rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns.

Personnel Risks

We depend on our senior management and we may be materially harmed if we lose any member of our senior management team.

We are dependent upon the services of our senior management, especially CEO, Tom Hill. The loss of key management personnel or our inability to attract and retain qualified management personnel could have a material adverse effect on us. A decision by any of these individuals to leave us, to compete against us or to reduce his or her involvement could have a material adverse effect on our financial condition, results of operations and liquidity.

We may not be able to grow our business effectively or successfully implement our growth plans if we are unable to recruit additional management and other personnel. Our ability to continue to grow our business effectively and successfully implement our growth strategy is partially dependent upon our ability to attract and retain qualified management employees and other key employees. We believe there is a limited number of qualified people in our business and the industry in which we compete. As such, there can be no assurance that we will be able to identify and retain the key personnel that may be necessary to grow our business effectively or successfully implement our growth strategy. Our inability to attract and retain talented personnel could limit our ability to grow our business.

Labor disputes could disrupt operations of our businesses.

As of December 28, 2013, labor unions represented approximately 6.8% of our total hourly employees and 0.4% of our full time salaried employees, all at Continental Cement. Our collective bargaining agreements for employees generally expire between 2013 and 2015. The contract that expired in 2013 was successfully renegotiated and ratified in December 2013 and is expected to be finalized in the first quarter of 2014 with a term that extends through 2018. Although we believe we have good relations with our employees and unions, disputes with our trade unions, or the inability to renew our labor agreements, could lead to strikes or other actions that could disrupt our operations, raise costs, and reduce revenue and earnings in the affected locations.

Other Risks

We use large amounts of electricity, diesel fuel, liquid asphalt and other petroleum-based resources that are subject to potential reliability issues, supply constraints and significant price fluctuation, which could affect our financial position, operating results and liquidity.

In our production and distribution processes, we consume significant amounts of electricity, diesel fuel, liquid asphalt and other petroleum-based resources. The availability and pricing of these resources are subject to market forces that are beyond our control. Furthermore, we are vulnerable to any reliability issues experienced by our suppliers, which also are beyond our control. Our suppliers contract separately for the purchase of such resources and our sources of supply could be interrupted should our suppliers not be able to obtain these materials due to higher demand or other factors that interrupt their availability. Variability in the supply and prices of these resources could materially affect our results of operations from period to period.

Climate change and climate change legislation or regulations may adversely impact our business.

A number of governmental bodies have introduced or are contemplating legislative and regulatory change in response to the potential impacts of climate change. Such legislation or regulation, if enacted, potentially could include provisions for a “cap and trade” system of allowances and credits, among other provisions. The EPA promulgated a mandatory reporting rule covering greenhouse gas emissions from sources considered to be large emitters. The EPA has also promulgated a greenhouse gas emissions permitting rule, referred to as the “Tailoring Rule” which requires permitting of newly constructed or significantly modified large emitters of greenhouse gases under the Federal Clean Air Act. Our cement plant and one of our landfills hold EPA Title V Permits and could be affected by the Tailoring Rule. The effects on the Company’s operations and potential costs are uncertain at this time. Under the Tailoring Rule, existing permits may require changes which could require significant additional costs if there are future substantial modifications to either of these facilities that cause greenhouse gas emissions to be increased by the equivalent of 75,000 tons or more of carbon dioxide in a single year.

Other potential impacts of climate change include physical impacts such as disruption in production and product distribution due to impacts from major storm events and shifts in regional weather patterns and intensities. There is also a potential for climate change legislation and regulation to adversely impact the cost of purchased energy and electricity.

The impacts of climate change on the Company’s operations are highly uncertain and difficult to estimate. However, because a chemical reaction inherent to the manufacture of Portland cement releases carbon dioxide, a greenhouse gas, cement kiln operations may be disproportionately impacted by future regulation of greenhouse gas emissions. Climate change and legislation and regulation concerning greenhouse gases could have a material adverse effect on the Company’s financial condition, results of operations and liquidity.

Affiliates of the Sponsors indirectly own the substantial majority of the equity interests in us and may have conflicts of interest with us or holders of our notes in the future.

The Sponsors indirectly own a substantial majority of our equity interests. As a result, affiliates of the Sponsors have control over our decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of equity holders regardless of whether holders of our 10.5% Senior Notes due 2020 (the “notes”) believe that any such transactions are in their own best interests. For example, affiliates of the Sponsors could collectively cause us to make acquisitions that increase the amount of our indebtedness or to sell assets, or could cause us to issue additional capital stock or declare dividends. So long as the Sponsors continue to indirectly own a significant amount of our outstanding equity interests, affiliates of the Sponsors will continue to be able to strongly influence or effectively control our decisions.

The indenture governing our notes and the credit agreement governing our senior secured credit facilities permit us to pay advisory and other fees, dividends and make other restricted payments to the Sponsors under certain circumstances and the Sponsors or their respective affiliates may have an interest in our doing so. In addition, the Sponsors have no obligation to provide us with any additional debt or equity financing.

Additionally, the Sponsors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us or that supply us with goods and services. The Sponsors may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. The holders of our notes should consider that the interests of the Sponsors may differ from their interests in material respects. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Certain Relationships and Related Party Transactions, and Director Independence.”

As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements.

As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. We will remain an “emerging growth company” until the earliest of: (i) the last day of the fiscal year during which we had total annual gross revenues of $1 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement; (iii) the date on which we have, during the previous three year period, issued more than $1 billion in non-convertible debt; or (iv) the date on which we are deemed a “large accelerated issuer” as defined under the federal securities laws.

For so long as we remain an “emerging growth company,” we will not be required to, among other things:

•

comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding a supplement to the auditor’s reporting providing additional information about the audit and the financial statements (auditor discussion and analysis);

•

submit certain executive compensation matters to shareholders advisory votes pursuant to the “say on frequency” and “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and “say on golden parachute” provisions (requiring a non- binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; and

•

include detailed compensation discussion and analysis in our filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and instead may provide a reduced level of disclosure concerning executive compensation.

We have not taken advantage of all of these reduced reporting requirements in this report, although we may do so in future filings with the SEC. Although we intend to rely on certain exemptions provided in the JOBS Act, the specific implications of the JOBS Act for us are still subject to interpretations and guidance by the SEC and other regulatory agencies. In addition, as our business grows, we may cease to satisfy the conditions of an “emerging growth company.” We are currently evaluating and monitoring developments with respect to these new rules and we cannot assure you that we will be able to take advantage of all of the benefits from the JOBS Act.

In addition, as an “emerging growth company,” we may elect to delay adoption of new or revised accounting standards applicable to public companies until such standards are made applicable to private companies. As a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies.

We are dependent on information technology and our systems and infrastructure face certain risks, including cyber security risks and data leakage risks.

We are dependent on information technology systems and infrastructure. Any significant breakdown, invasion, destruction or interruption of these systems by employees, others with authorized access to our systems, or unauthorized persons could negatively affect operations. There is also a risk that we could experience a business interruption, theft of information or reputational damage as a result of a cyber attack, such as an infiltration of a data center, or data leakage of confidential information either internally or at our third-party providers. While we have invested in the protection of our data and information technology to reduce these risks and periodically test the security of our information systems network, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems that could adversely affect our financial condition, results of operations and liquidity.

Risks Related to Our Indebtedness

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under the notes.

We are highly leveraged. As of December 28, 2013, our long-term debt, including the current portion and without giving effect to the original issuance discount, was approximately $695.9 million. In addition, on January 17, 2013, we increased our long-term debt by $260.0 million with the issuance of Senior Notes at 10.5% due January 31, 2020. Our high degree of leverage could have important consequences for you, including:

•	making it more difficult for us to make payments on the notes;

•	increasing our vulnerability to general economic and industry conditions;

•

requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	exposing us to the risk of increased interest rates as certain of our borrowings under our senior secured credit facilities are at variable rates of interest;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes; and

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.

Borrowings under our senior secured credit facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

In addition, the indenture that governs our senior notes and the credit agreement governing our senior secured credit facilities contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt.

Despite our current level of indebtedness, we and our subsidiaries may still be able to incur substantially more debt. This could reduce our ability to satisfy our obligations under the notes and further exacerbate the risks to our financial condition.

We and our subsidiaries may be able to incur significant additional indebtedness in the future. Although the indenture governing the existing notes and the notes and the credit agreement governing our senior secured credit facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. Our senior secured credit facilities include an uncommitted incremental facility that will allow us the option to increase the amount available under the term loan facility and/or the senior secured revolving credit facility by (i) $135.0 million plus (ii) an additional amount so long as we are in pro forma compliance with a consolidated first lien net leverage ratio. Availability of such incremental facilities will be subject to, among other conditions, the absence of an event of default and pro forma compliance with the financial covenants under our credit agreement and the receipt of commitments by existing or additional financial institutions.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES.

Properties

Our headquarters are located in a 16,653 square foot office space, which we lease in Denver, Colorado, under a lease expiring on August 31, 2017.

We also operate 124 quarries and sand deposits, 42 asphalt paving mix plants and 46 fixed and portable ready-mixed concrete plants and have 25 office locations.

The following chart sets forth specifics of our production and distribution facilities as of January 17, 2014:

Region	Property	Owned/ Leased	Aggregates	Asphalt Plant	Ready Mixed Concrete	Cement	Landfill	Other*
West	Amity, Arkansas	Leased	—	X	—	—	—	—
West	DeQueen, Arkansas	Leased	—	X	—	—	—	—
West	Kirby, Arkansas	Leased	Sandstone	—	—	—	—	—
West	Texarkana, Arkansas	Leased	—	X	—	—	—	—
West	Clark, Colorado	Leased	Sand and Gravel	—	—	—	—	—
West	Craig, Colorado	Owned	Sand and Gravel	X	—	—	—	—
West	Craig, Colorado	Leased	Sand and Gravel	—	—	—	—	—
West	Craig, Colorado	Leased	Sand and Gravel	—	—	—	—	—
West	Delta, Colorado	Owned/Leased	Sand and Gravel	—	—	—	—	—
West	Delta, Colorado	Leased	Sand and Gravel	—	—	—	—	—
West	Durango, Colorado	Leased	Sand and Gravel	X	—	—	—	—
West	Durango, Colorado	Leased	Sand and Gravel	—	X	—	—	—
West	Eagle, Colorado	Leased	—	X	—	—	—	—
West	Fruita, Colorado	Leased	Sand and Gravel	—	—	—	—	—
West	Grand Junction, Colorado	Owned	Sand and Gravel	—	—	—	—	—
West	Grand Junction, Colorado	Owned	Sand and Gravel	—	—	—	—	—
West	Grand Junction, Colorado	Owned	—	X	—	—	—	—
West	Grand Junction, Colorado	Owned/Leased	Sand and Gravel	—	X	—	—	—
West	Grand Junction, Colorado	Leased	Sand and Gravel	—	—	—	—	—
West	Grand Junction, Colorado	Owned	—	—	X	—	—	—
West	Parachute, Colorado	Leased	Sand and Gravel	—	—	—	—	—
West	Parachute, Colorado	Leased	Sand and Gravel	—	—	—	—	—
West	Silverton, Colorado	Leased	—	—	X	—	—	—
West	Whitewater, Colorado	Leased	Sand and Gravel	—	—	—	—	—
West	Whitewater, Colorado	Owned/Leased	Sand and Gravel	—	—	—	—	—
West	Whitewater, Colorado	Leased	Sand and Gravel	—	—	—	—	—

Region	Property	Owned/ Leased	Aggregates	Asphalt Plant	Ready Mixed Concrete	Cement	Landfill	Other*
West	Woody Creek, Colorado	Owned	Sand and Gravel	X	—	—	—	—
Central	Bettendorf, Iowa	Owned	—	—	—	X	—	—
West	Bliss, Idaho	Owned	Sand and Gravel	—	—	—	—	—
West	Burley, Idaho	Owned	Sand and Gravel	—	—	—	—	—
West	Jerome, Idaho	Owned	—	—	X	—	—	X
West	Rupert, Idaho	Owned	—	—	X	—	—	—
West	Rupert, Idaho	Leased	Sand and Gravel	—	—	—	—	—
West	Rupert, Idaho	Owned	Sand and Gravel	—	—	—	—	—
West	Rupert, Idaho	Owned	Sand and Gravel	—	—	—	—	—
West	Twin Falls, Idaho	Owned	—	—	X	—	—	X
Central	Andover, Kansas	Owned	—	—	X	—	—	—
Central	Chapman, Kansas	Leased	Limestone	—	—	—	—	—
Central	Easton, Kansas	Leased	Limestone	—	—	—	—	—
Central	El Dorado, Kansas	Leased	—	—	X	—	—	—
Central	Eudora, Kansas	Owned	Limestone	X	—	—	—	—
Central	Eudora, Kansas	Leased	Limestone	—	—	—	—	—
Central	Eureka, Kansas	Owned		—	X	—	—	—
Central	Grantville, Kansas	Leased	Limestone	—	—	—	—	—
Central	Herington, Kansas	Leased	Limestone	—	—	—	—	—
Central	Highland, Kansas	Leased	Limestone	—	—	—	—	—
Central	Holton, Kansas	Leased	Limestone	—	—	—	—	—
Central	Howard, Kansas	Owned	—	—	X	—	—	—
Central	Lawrence, Kansas	Owned	—	—	—	—	X	—
Central	Lawrence, Kansas	Owned	Limestone	—	—	—	—	—
Central	Lawrence, Kansas	Owned	Limestone	—	—	—	—	—
Central	Lawrence, Kansas	Leased	Limestone	—	—	—	—	—
Central	Leavenworth, Kansas	Leased	Limestone	—	—	—	—	—
Central	Linwood, Kansas	Owned	Limestone	—	—	—	—	—
Central	Moline, Kansas	Leased	Limestone	—	—	—	—	—
Central	Olsburg, Kansas	Leased	Limestone	—	—	—	—	—
Central	Onaga, Kansas	Leased	Limestone	—	—	—	—	—
Central	Osage City, Kansas	Leased	Limestone	—	—	—	—	—

Region	Property	Owned/ Leased	Aggregates	Asphalt Plant	Ready Mixed Concrete	Cement	Landfill	Other*
Central	Oxford, Kansas	Leased	Sand and Gravel	—	—	—	—	—
Central	Perry, Kansas	Owned	—	—	—	—	—	X
Central	Perry, Kansas	Leased	Limestone	—	—	—	—	—
Central	Perry, Kansas	Owned	—	—	—	—	—	—
Central	Severy, Kansas	Leased	Limestone	—	—	—	—	—
Central	St. Mary’s, Kansas	Leased	Limestone	—	—	—	—	—
Central	Tonganoxie, Kansas	Leased	Limestone	—	—	—	—	—
Central	Topeka, Kansas	Leased	—	X	—	—	—	—
Central	Troy, Kansas	Leased	Limestone	—	—	—	—	—
Central	Washington, Kansas	Leased	Limestone	—	—	—	—	—
Central	White City, Kansas	Leased	Limestone	—	—	—	—	—
Central	Wichita, Kansas	Owned	—	—	—	—	X	—
Central	Wichita, Kansas	Owned	—	—	X	—	—	—
Central	Wichita, Kansas	Owned	—	—	X	—	—	—
Central	Wichita, Kansas	Leased	—	—	X	—	—	—
Central	Wichita, Kansas	Owned	—	—	—	—	—	X
Central	Wichita, Kansas	Owned	—	—	—	—	—	—
Central	Wichita, Kansas	Owned	—	—	X	—	—	—
Central	Wichita, Kansas	Owned	—	—	X	—	—	—
Central	Wichita, Kansas	Owned	—	—	X	—	—	—
Central	Wichita, Kansas	Owned	—	—	X	—	—	—
Central	Wichita, Kansas	Owned	—	X	—	—	—	—
Central	Wichita, Kansas	Owned	—	X	—	—	—	—
Central	Wichita, Kansas	Owned	—	X	—	—	—	—
Central	Wichita, Kansas	Owned	Sand and Gravel	—	—	—	—	—
Central	Wichita, Kansas	Leased	Sand and Gravel	—	—	—	—	—
Central	Wichita, Kansas	Owned	Sand and Gravel	—	—	—	—	—
Central	Wichita, Kansas	Owned	—	—	—	—	—	X
Central	Wichita, Kansas	Owned	—	—	—	—	—	—
Central	Winchester, Kansas	Leased	Limestone	—	—	—	—	—
Central	Woodbine, Kansas	Leased	Limestone	—	—	—	—	—
Central	Woodbine, Kansas	Owned	Limestone	—	—	—	—	—

Region	Property	Owned/ Leased	Aggregates	Asphalt Plant	Ready Mixed Concrete	Cement	Landfill	Other*
East	Avon, Kentucky	Leased	—	—	—	—	—	X
East	Beattyville, Kentucky	Leased	Limestone	X	—	—	—	—
East	Bethelridge, Kentucky	Owned	Limestone	X	—	—	—	—
East	Burnside, Kentucky	Owned/Leased	Limestone	X	—	—	—	—
East	Carrollton, Kentucky	Leased	—	X	—	—	—	—
East	Carrollton, Kentucky	Leased	—	—	—	—	—	X
East	Carrollton, Kentucky	Owned	—	—	—	—	—	X
East	Cave City, Kentucky	Owned	Limestone	—	—	—	—	—
East	Cave City, Kentucky	Owned	Limestone	—	—	—	—	—
East	Crestwood, Kentucky	Leased	—	X	—	—	—	—
East	Flat Lick, Kentucky	Owned	—	X	—	—	—	—
East	Glasgow, Kentucky	Leased	—	—	—	—	—	X
East	Glasgow, Kentucky	Leased	Limestone	—	—	—	—	—
East	Glasgow, Kentucky	Leased	Limestone	—	—	—	—	—
East	Horsecave, Kentucky	Owned/Leased	Limestone	—	—	—	—	—
East	Jackson, Kentucky	Owned		X	—	—	—	—
East	Knob Lick, Kentucky	Owned	Limestone	—	—	—	—	X
East	London, Kentucky	Leased	—	X	—	—	—	—
East	Magnolia, Kentucky	Owned	Sand and Gravel	—	—	—	—	—
East	Middlesboro, Kentucky	Owned	—	X	—	—	—	—
East	Monticello, Kentucky	Owned	Limestone	—	—	—	—	—
East	Morehead, Kentucky	Leased	—	X	—	—	—	X
East	Paris, Kentucky	Owned	—	—	—	—	—	X
East	Paris, Kentucky	Leased/Owned	Limestone	X	—	—	—	X
East	Pineville, Kentucky	Leased	Limestone	—	—	—	—	—
East	Ravenna, Kentucky	Leased	Limestone	X	—	—	—	—
East	Richmond, Kentucky	Owned	—	—	—	—	—	X
East	Salyersville, Kentucky	Leased	—	—	—	—	—	—
East	Scottsville, Kentucky	Leased	Limestone	—	—	—	—	—
East	Somerset, Kentucky	Leased	Limestone	—	—	—	—	—
East	Somerset, Kentucky	Owned/Leased	Limestone	X	—	—	—	X
East	Stanton, Kentucky	Owned/Leased	Limestone	X	—	—	—	—

Region	Property	Owned/ Leased	Aggregates	Asphalt Plant	Ready Mixed Concrete	Cement	Landfill	Other*
East	Tompkinsville, Kentucky	Owned	Limestone	—	—	—	—	—
East	West Liberty, Kentucky	Owned	Limestone	X	—	—	—	—
Central	Amazonia, Missouri	Owned	Limestone	—	—	—	—	—
Central	Barnard, Missouri	Leased	Limestone	—	—	—	—	—
Central	Bethany, Missouri	Leased	Limestone	—	—	—	—	—
Central	Blythedale, Missouri	Leased	Limestone	—	—	—	—	—
Central	Cameron, Missouri	Owned	—	—	—	—	—	X
Central	Chesterfield, Missouri	Leased	—	—	—	X	—	—
Central	Columbia, Missouri	Leased	Limestone	—	—	—	—	—
Central	Columbia, Missouri	Owned	Limestone	—	X	—	—	—
Central	Columbia, Missouri	Owned	—	—	—	—	—	X
Central	Columbia, Missouri	Owned	—	—	—	—	—	—
Central	Columbia, Missouri	Owned	—	—	X	—	—	—
Central	Columbia, Missouri	Owned	—	—	X	—	—	—
Central	Columbia, Missouri	Owned	—	—	X	—	—	—
Central	Columbia, Missouri	Leased	Limestone	—	—	—	—	—
Central	Cowgil, Missouri	Leased	Limestone	—	—	—	—	—
Central	Dawn, Missouri	Leased	Limestone	—	—	—	—	—
Central	Edinburg, Missouri	Leased	Limestone	—	—	—	—	—
Central	Gallatin, Missouri	Leased	Limestone	—	—	—	—	—
Central	Hannibal, Missouri	Owned	Limestone	—	—	X	—	X
Central	Huntsville, Missouri	Owned/Leased	Limestone	—	—	—	—	—
Central	Maitland, Missouri	Owned/Leased	Limestone	—	—	—	—	—
Central	Mercer, Missouri	Leased	Limestone	—	—	—	—	—
Central	Moberly, Missouri	Owned	—	—	X	—	—	—
Central	Oregon, Missouri	Leased	Limestone	—	—	—	—	—
Central	Owensville, Missouri		Clay	—	—	X	—	—
Central	Owensville, Missouri	Owned	—	—	—	X	—	—
Central	Pattonsburg, Missouri	Leased	Limestone	—	—	—	—	—
Central	Pattonsburg, Missouri	Leased	Limestone	—	—	—	—	—
Central	Princeton, Missouri	Leased	Limestone	—	—	—	—	—
Central	Ravenwood, Missouri	Leased	Limestone	—	—	—	—	—

Region	Property	Owned/ Leased	Aggregates	Asphalt Plant	Ready Mixed Concrete	Cement	Landfill	Other*
Central	Savannah, Missouri	Owned/Leased	Limestone	—	—	—	—	—
Central	Savannah, Missouri	Leased	—	—	—	—	—	X
Central	Sedalia, Missouri	Leased	Limestone	—	—	—	—	—
Central	St. Louis, Missouri	Owned	—	—	—	X	—	—
Central	Stet, Missouri	Leased	Limestone	—	—	—	—	—
Central	Trenton, Missouri	Leased	Limestone	—	—	—	—	—
Central	Pawnee City, Nebraska	Leased	Limestone	—	—	—	—	—
West	Sawyer, Oklahoma	Owned/Leased	Sandstone	—	—	—	—	—
East	Jellico, Tennessee	Leased	Limestone	—	—	—	—	—
West	Amarillo, Texas	Leased	—	X	—	—	—	—
West	Austin, Texas	Leased	—	—	—	—	—	X
West	Austin, Texas	Leased	—	—	—	—	—	—
West	Brookshire, Texas	Owned	—	—	X	—	—	—
West	Buda, Texas	Owned	—	X	—	—	—	—
West	Buda, Texas	Leased	Limestone	—	—	—	—	X
West	Buda, Texas	Leased	—	X	—	—	—	—
West	Columbus, Texas	Leased	Sand and Gravel	—	—	—	—	—
West	Columbus, Texas	Leased	Sand and Gravel	—	—	—	—	—
West	Columbus, Texas	Leased	—	—	—	—	—	X
West	Cypress, Texas	Owned	—	—	X	—	—	—
West	Denison, Texas	Owned	—	X	—	—	—	—
West	Denison, Texas	Owned	—	—	—	—	—	X
West	Eagle Lake, Texas	Leased	Sand and Gravel	—	—	—	—	—
West	Eagle Lake, Texas	Owned	Sand and Gravel	—	—	—	—	—
West	Eagle Lake, Texas	Leased	Sand and Gravel	—	—	—	—	—
West	Florence, Texas	Owned	Limestone	—	—	—	—	—
West	Florence, Texas	Leased	—	X	—	—	—	—
West	Florence, Texas	Owned	—	X	—	—	—	—
West	Garwood, Texas	Leased	Sand and Gravel	—	—	—	—	—
West	Greenville, Texas	Owned	—	X	—	—	—	—
West	Greenville, Texas	Owned	—	X	—	—	—	—
West	Guthrie, Texas	Leased	—	X	—	—	—	—

Region	Property	Owned/ Leased	Aggregates	Asphalt Plant	Ready Mixed Concrete	Cement	Landfill	Other*
West	Hartley, Texas	Leased	—	X	—	—	—	—
West	Holiday, Texas	Leased	—	—	—	—	—	X
West	Katy, Texas	Owned	—	—	X	—	—	—
West	Manvel, Texas	Owned	—	—	X	—	—	—
West	Mount Pleasant, Texas	Leased	—	X	—	—	—	—
West	Mustang Ridge, Texas	Owned	—	X	—	—	—	—
West	Paris, Texas	Owned	—	—	—	—	—	X
West	Paris, Texas	Owned	—	X	—	—	—	—
West	Paris, Texas	Leased	—	—	—	—	—	X
West	Richmond, Texas	Owned	—	—	X	—	—	—
West	Richmond, Texas	Leased	—	—	—	—	—	X
West	Rosenberg, Texas	Owned	—	—	X	—	—	—
West	Sulphur Springs, Texas	Owned	—	—	—	—	—	X
West	Texarkana, Texas	Leased	—	—	—	—	—	X
West	Waller, Texas	Owned	—	—	X	—	—	—
West	American Fork, Utah	Owned	—	—	X	—	—	—
West	Aurora, Utah	Owned	—	—	X	—	—	—
West	Bluffdale, Utah	Owned	Sand and Gravel	—	X	—	—	—
West	Highland, Utah	Leased	Sand and Gravel	—	X	—	—	—
West	Manti, Utah	Owned	—	—	X	—	—	—
West	Midvale, Utah	Owned	—	—	X	—	—	—
West	Mona, Utah	Leased	Sand and Gravel	—	X	—	—	—
West	Mona, Utah	Owned	Sand and Gravel	—	—	—	—	—
West	Mount Pleasant, Utah	Owned	—	—	X	—	—	—
West	Parley’s Canyon, Utah	Leased	Limestone	—	—	—	—	—
West	Salt Lake City, Utah	Owned	—	—	X	—	—	—
West	Sandy, Utah	Owned	—	—	—	—	—	X
West	Saratoga Springs, Utah	Leased	Sand and Gravel	—	—	—	—	—
West	Springville, Utah	Owned	—	—	X	—	—	—
West	Stockton, Utah	Owned	Sand and Gravel	—	—	—	—	—
West	Tooele, Utah	Leased	Sand and Gravel	—	—	—	—	—
West	Tooele, Utah	Leased	Sand and Gravel	—	—	—	—	—

Region	Property	Owned/ Leased	Aggregates	Asphalt Plant	Ready Mixed Concrete	Cement	Landfill	Other*
West	Tooele, Utah	Owned	Sand and Gravel	—	—	—	—	—
West	West Haven, Utah	Owned	—	—	X	—	—	—
West	West Jordan, Utah	Owned	—	—	X	—	—	X
West	West Valley City, Utah	Leased	—	—	—	—	—	X
West	West Valley City, Utah	Owned	Sand and Gravel	X	X	—	—	—
East	Ewing, Virginia	Leased	Limestone	—	—	—	—	—
West	Big Piney, Wyoming	Leased	—	—	X	—	—	—
West	Evanston, Wyoming	Owned	—	—	X	—	—	—
West	Kemmerer, Wyoming	Leased	—	—	X	—	—	—

*	Other primarily consists of office space.

ITEM 3.	LEGAL PROCEEDINGS.

Legal Proceedings

We are a party from time to time to legal proceedings relating to our operations. Our ultimate legal and financial liability in respect to all legal proceedings in which we are involved at any given time cannot be estimated with any certainty. However, based upon examination of such matters and consultation with counsel, management currently believes that the ultimate outcome of these currently-identified contingencies, net of liabilities already accrued on our consolidated balance sheet, will not have a material adverse effect on our consolidated financial position, although the resolution in any reporting period of one or more of these matters could have a significant effect on our results of operations and/or cash flows for that period.

ITEM 4.	MINE SAFETY DISCLOSURES.

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There are no established public trading markets for our securities. Summit Materials Intermediate Holdings, LLC, which is wholly owned by Parent, owns 100 percent of our outstanding limited liability company interests. The agreements governing our indebtedness limit our ability to issue certain preferred shares, pay dividends, redeem stock or make other distributions.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table sets forth, for the periods and as of the dates indicated, our selected predecessor and successor consolidated financial data. For financial statement presentation purposes, Hamm, which had a fiscal year-end of March 31 prior to its acquisition by Summit Materials on August 26, 2009, has been identified as the predecessor. The selected predecessor statement of operations data for the period from April 1, 2009 to August 25, 2009 was derived from the audited consolidated financial statements not included in this report. Summit Materials is the successor company. The selected successor statements of operations data for the three years ended December 28, 2013, December 29, 2012 and December 31, 2011 and the selected balance sheet data as of December 28, 2013 and December 29, 2012 are derived from our audited consolidated financial statements included elsewhere in this report. The selected successor statements of operations data for the year ended December 31, 2010 and the period from August 26, 2009 to December 31, 2009 and the selected balance sheet data as of December 31, 2010 and December 31, 2009 are derived from audited consolidated financial statements not included in this report. In 2011, Summit Materials adopted a “4-4-5” fiscal calendar in place of the calendar year it previously used. Under the 4-4-5 fiscal period, each year is divided into four quarters and each quarter consists of two four week “months” and one five week “month.” Historical results are not indicative of the results to be expected in the future.

You should read the following information together with the more detailed information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the accompanying notes appearing elsewhere in this report.

	Summit Materials, LLC (Successor)					Hamm, Inc. (Predecessor)
	Year Ended December 28, 2013	Year Ended December 29, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Period from August 26, 2009 to December 31, 2009	Period from April 1, 2009 to August 25, 2009
(in thousands)
Statement of Operations Data:
Total revenue	$916,201	$926,254	$789,076	$405,297	$29,348	$36,195
Total cost of revenue (excluding items shown separately below)	677,052	713,346	597,654	284,336	21,582	24,940
General and administrative expenses	142,000	127,215	95,826	48,557	4,210	1,639
Goodwill impairment	68,202	—	—	—	—	—
Depreciation, depletion, amortization and accretion	72,934	68,290	61,377	33,870	3,148	3,187
Transaction costs	3,990	1,988	9,120	22,268	4,682	—

Operating (loss) income	(47,977)	15,415	25,099	16,266	(4,274)	6,429
Other (income) expense, net	(1,737)	(1,182)	(21,244)	1,583	192	484
Loss on debt financings	3,115	9,469	—	9,975	—	—
Interest expense	56,443	58,079	47,784	25,430	574	—

(Loss) income from continuing operations before tax	(105,798)	(50,951)	(1,441)	(20,722)	(5,040)	5,945
Income tax (benefit) expense	(2,647)	(3,920)	3,408	2,363	216	2,303

(Loss) income from continuing operations	$(103,151)	$(47,031)	$(4,849)	$(23,085)	$(5,256)	$3,642

Cash Flow Data
Net cash provided by (used for):
Operating activities	$66,412	$62,279	$23,253	$(20,529)	$3,897	$6,320
Investing activities	(111,515)	(85,340)	(192,331)	(499,381)	(46,669)	31,255
Financings activities	32,589	7,702	146,775	575,389	52,379	(44,649)
Balance Sheet Data (as of period end):
Cash	$14,917	$27,431	$42,790	$65,093	$9,614
Total assets	1,247,794	1,281,213	1,284,265	1,101,581	111,775
Total debt (including current portion of long-term debt)	688,987	639,843	608,981	559,980	28,750
Capital leases	8,026	3,092	3,158	3,217	—
Total member’s interest	283,551	382,428	436,372	345,993	—
Redeemable Noncontrolling interests	24,767	22,850	21,300	21,300	—
Other Financial Data (as of period end):
Total hard assets (1)	$928,210	$906,584	$906,166	$775,457	$92,309
Ratio of earnings to fixed charges (2)	N/A	0.1x	1.0x	0.2x	N/A	365.0x

(1)	Defined as the balance sheet book value of the sum of (a) net property, plant and equipment and (b) inventories.
(2)	The ratio of earnings to fixed charges is determined by dividing earnings, as adjusted, by fixed charges. Fixed charges consist of interest on indebtedness plus that portion of operating lease rentals representative of the interest factor (deemed to be 33% of operating lease rentals). Earnings were insufficient to cover fixed charges for the period from August 26, 2009 to December 31, 2009 by $5.6 million and by $107.5 million for the year ended December 28, 2013.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion of our results of operations and financial condition with the “Selected Financial Data” section and our audited consolidated financial statements and the related notes thereto included elsewhere in this report. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this report. Our actual results may differ materially from those contained in any forward-looking statements.

Overview

We are a leading, vertically-integrated, geographically-diverse, heavy-side building materials company. We supply aggregates, cement and related downstream products such as ready-mixed concrete, asphalt paving mix, concrete products and paving and related construction services for a variety of end uses in the U.S. construction industry, including public infrastructure projects, as well as private residential and non-residential construction. We believe we are a top 15 supplier of aggregates, a top 25 producer of cement and a major producer of asphalt paving mix and ready-mixed concrete in the United States by volume.

We were formed in September 2008. Since July 2009, $794.5 million of funding commitments have been made to our parent company. We have grown rapidly as a result of our disciplined acquisition strategy, utilizing approximately $463.9 million of deployed equity. Our eight operating companies make up our three distinct operating segments – Central, West and East regions – spanning 16 states and 23 metropolitan areas. We believe each of our operating companies has a top three market share position in its local market area and an extensive operating history, averaging over 35 years. Our highly experienced management team, led by 30-year industry veteran, CEO, Tom Hill has successfully enhanced the operations of acquired companies by focusing on scale advantages, cost efficiencies and pricing discipline to improve profitability and cash flow.

As of December 28, 2013, we had 1.2 billion tons and 0.4 billion tons of proven and probable aggregates reserves serving our aggregates and cement businesses, respectively, and operated over 200 sites and plants, to which we have adequate road, barge and/or railroad access. From time to time, in connection with certain acquisitions, we engage a third party engineering firm to perform a reserve audit, but we do not perform annual reserve audits.

By segment, our estimate of proven and probable reserves for which we have permits for extraction and that we consider to be recoverable aggregates of suitable quality for economic extraction are shown in the table below along with average annual production. The number of producing quarries as of December 28, 2013 shown on the table below includes the underground mine supporting our cement plant, which is currently in development.

Segment	Number of producing quarries	Tonnage of reserves for each general type of aggregate		Annual production (1)	Average years until depletion at current production	Percent of reserves owned and percent leased
		Hard rock (1)	Sand and gravel (1)			Owned	Leased (2)
Central	57	857,867	35,350	4,962	180	74%	26%
West	39	153,885	199,219	7,469	47	59%	41%
East	22	416,319	5,486	4,440	95	44%	56%

Total	118	1,428,071	240,055	16,871

(1)	Hard rock, sand and gravel and annual production tons are shown in thousands.
(2)	Lease terms range from monthly to on-going with an average lease expiry of 2020.

Of the 16 states in which we operate, we currently have assets in 14 states across our three geographic regions. The map below illustrates the geographic footprint of our physical assets:

Our revenue is derived from multiple end-use markets including public infrastructure construction as well as private residential and non-residential construction. Public infrastructure construction includes spending by federal, state and local governments for roads, highways, bridges, airports and other infrastructure projects. Public infrastructure projects are a historically stable portion of state and federal budgets. Our acquisitions to date have been focused in states with constitutionally-protected transportation funding sources, which we believe serves to limit our exposure to state and local budgetary uncertainties. Private construction includes both residential and non-residential new construction and repair and remodel markets, which have been significantly affected by the downturn in the overall economy and the construction industry, in particular. We believe exposure to multiple geographic markets affords us greater stability through economic cycles and positions us to capitalize on upside opportunities as the residential and non-residential construction recovery occurs.

Business Trends and Conditions

The U.S. heavy-side building materials industry is composed of four primary sectors: (i) aggregates; (ii) cement; (iii) ready-mixed concrete; and (iv) asphalt paving mix, one or more of which is widely used in most forms of construction activity. Participants in these sectors typically range from small, privately-held companies focused on a single product or market to multinational companies that offer a wide array of construction materials and services across several markets. Markets are defined in part by the distance materials can be transported efficiently, resulting in predominantly local or regional operations.

Transportation infrastructure projects, driven by both state and federal funding programs, represent a significant share of the U.S. heavy-side building materials market. MAP-21 was enacted in July 2012 and took effect in October 2012. MAP-21 is a 27-month, approximately $105.0 billion transportation funding program that provides for $40.4 billion and $41.0 billion in highway infrastructure investments in fiscal years 2013 and 2014, respectively. The spending levels are consistent with the preceding federal transportation funding program. In addition to federal funding, highway construction and maintenance funding is also available through state, county and local agencies. Our five largest states by revenue (Texas, Kansas, Kentucky, Missouri and Utah represented approximately 25%, 20%, 17%, 12% and 11%, respectively, of our total revenue for the year ended December 28, 2013) each have funds whose revenue sources are constitutionally protected and may only be spent on transportation projects:

•	Texas Department of Transportation’s budget from 2012 to 2014 is $31.0 billion

•	Kansas has a 10-year $8.2 billion highway bill that was passed in May 2010

•	Kentucky’s highway program has anticipated 2013-2018 funding of $5.7 billion

•	Missouri has an estimated $0.7 billion in annual construction funding committed to essential road and bridge programs through 2017

•	Utah’s transportation investment fund has $3.5 billion committed through 2018

Currently, there is uncertainty as to what will succeed MAP-21, which expires in September 2014. A new highway bill may be passed by the end of 2014, which will require continuing resolutions between September 2014 and the date a new bill is passed. We are not expecting a significant change in funding levels through the continuing resolutions or a new bill. However, given the nation’s aging infrastructure and considering longstanding historical spending trends, management expects U.S. infrastructure investment to grow over the long-term. Management believes that the Company is well-positioned to capitalize on any such increase in investment.

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

In addition to being subject to cyclical changes in the economy, our business is seasonal in nature. Almost all of our products are produced and consumed outdoors. Severe weather, seasonal changes and other weather-related conditions can significantly affect the production and sales volumes of our products. Typically, the highest sales and earnings are in the second and third quarters, and the lowest are in the first and fourth quarters. Winter weather months are generally periods of lower sales as we, and our customers, normally cannot cost-effectively mobilize and demobilize equipment and manpower under adverse weather conditions. Periods of heavy rainfall also adversely affect our work patterns and demand for our products. Our working capital may vary greatly during peak periods, but generally returns to average levels as our operating cycle is completed each fiscal year.

We are subject to commodity price risk with respect to price changes in energy, including fossil fuels and electricity for aggregates, cement, ready-mixed concrete and asphalt paving mix production, liquid asphalt, natural gas for hot mix asphalt production and diesel fuel for distribution vehicles and production related mobile equipment. Liquid asphalt escalator provisions in most of our public infrastructure contracts, other than those in Texas, limit our exposure to price fluctuations in this commodity. We often obtain similar escalators on private and commercial contracts. In addition, we enter into various firm purchase commitments, with terms generally less than one year, for certain raw materials, including commodities, in the ordinary course of business. As a result of the contract escalation clauses and effective use of the firm purchase commitments, commodity prices did not have a material effect on our results of operations in 2013, as compared to 2012.

Financial Highlights—Year ended December 28, 2013

The principal factors in evaluating our financial condition and operating results for the year ended December 28, 2013 are:

•

Product revenue increased $4.8 million in 2013, as compared to 2012, as a result of pricing increases across our product lines, somewhat offset by declines in asphalt and cement volumes. The following table presents volume changes by product:

Volume in 2013 Compared to 2012
Aggregate	5%
Cement	(4%)
Ready-mixed concrete	9%
Asphalt	(14%)

•

In 2013, we increased our focus on higher-margin, low-volume paving projects, which resulted in increased operating margin, but a decrease in asphalt volumes. With regards to pricing, we experienced pricing improvements across our product lines, as presented in the following table. We realized increases in average selling prices for our primary products in 2013, as compared to 2012.

Average Selling Prices in 2013 Compared to 2012
Aggregate	7%
Cement	3%
Ready-mixed concrete	4%
Asphalt	5%

•

Service revenue declined $14.9 million in 2013, as compared to 2012, as a result of the increased focus on higher-margin, lower-volume paving projects and completion of high-revenue, low-margin projects, such as grading and structural work.

•

Our operating earnings declined $63.4 million to a loss of $48.0 million in 2013 from income of $15.4 million in 2012. In 2013, we recognized goodwill impairment charges of $68.2 million as a result of current uncertainties in the timing of a sustained recovery in the Utah and Kentucky construction markets.

•

Our operating earnings improved $4.8 million in 2013, as compared to 2012, excluding the $68.2 million goodwill impairment recognized in 2013. This improvement in earnings was predominantly driven by the price increases discussed above and higher margins on our construction business in 2013.

•	Cash provided by operations improved to $66.4 million in 2013, compared to $62.3 million in 2012, as a result of the increase in operating earnings.

•

On January 17, 2014, we issued an additional $260.0 million of 10.5% senior notes due 2020. Proceeds from the notes were used to acquire the assets of Alleyton, pay down outstanding borrowings on our senior secured revolving credit facility and for general corporate purposes.

Acquisitions

On January 17, 2014, we acquired certain aggregates and ready-mixed concrete assets of Alleyton in Houston, Texas, which expands our presence in the vibrant Texas market.

On April 1, 2013, we acquired certain aggregates, ready-mixed concrete and asphalt assets of Lafarge in and around Wichita, Kansas, which expands our footprint in the Wichita market across our lines of business.

On April 1, 2013, we acquired the membership interests of Westroc in Utah. The Westroc acquisition expands our market coverage for aggregates and ready-mixed concrete in Utah.

Discontinued Operations

As part of our strategy to focus on our core business as a heavy-side building materials company, we have exited certain activities, including certain concrete paving operations, our railroad construction and maintenance operations (referred to herein as the “railroad business”), which involved building and repairing railroad sidings, and our environmental remediation operations (the “environmental remediation business”), which primarily involved the repair of retaining walls along highways in Kentucky and the removal and remediation of underground fuel storage tanks. The concrete paving operations were wound down in the second quarter of 2013 and, as of March 7, 2014, all assets have been sold. The railroad and environmental remediation businesses were sold in 2012 in separate transactions for aggregate proceeds of $3.1 million. Prior to recognition as discontinued operations, all of these businesses were included in the East region’s operations.

Components of Operating Results

Total Revenue

We derive our revenue predominantly by selling construction materials and providing construction services. Construction materials consist of aggregates, cement and related downstream products, including ready-mixed concrete, asphalt paying mix and concrete products. Construction services primarily relate to asphalt paving and other highway construction services.

Revenue derived from construction material sales are recognized when risks associated with ownership have passed to unaffiliated customers. Typically this occurs when products are shipped. Product revenue generally includes sales of aggregates, cement and related downstream products and other materials to customers, net of discounts or allowances and taxes, if any.

Revenue derived from construction service contracts are recognized on the percentage-of-completion basis, measured by the cost incurred to date compared to estimated total cost of each project. This method is used because management considers cost incurred to be the best available measure of progress on these contracts. Due to the inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change over the life of the contract.

Operating Costs and Expenses

The key components of our operating costs and expenses consist of the following:

Total Cost of Revenue (excluding items shown separately)

Cost of revenue consists of all production and delivery costs and primarily includes labor, repair and maintenance, utilities, raw materials, fuel, transportation, subcontractor costs and manufacturing overhead. Our cost of revenue is directly affected by fluctuations in commodity energy prices, primarily diesel fuel, liquid asphalt and other petroleum-based resources. As a result, our operating profit margins can be significantly affected by changes in the underlying cost of certain raw materials if they are not recovered through corresponding changes in revenue. We attempt to limit our exposure to changes in commodity energy prices by entering into forward purchase commitments when appropriate. In addition, we have sales price adjustment provisions that provide for adjustments based on fluctuations outside a limited range in certain energy-related production costs. These provisions are in place for most of our public infrastructure contracts and we aggressively seek to include similar price adjustment provisions in our private contracts.

Goodwill Impairment

Goodwill impairment charges consist of the amount by which the fair value of a reporting unit exceeds its carrying value, as determined in the annual two-step impairment test.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and personnel costs for our sales and marketing, administration, finance and accounting, legal, information systems and human resources employees. Additional expenses include audit, consulting and professional fees, travel, insurance and other corporate expenses.

Transaction Costs

Transaction costs consist primarily of third party accounting, legal, valuation and financial advisory fees incurred in connection with acquisitions.

Depreciation, Depletion, Amortization and Accretion

Our business is capital intensive. We carry property, plant and equipment at cost, net of applicable depreciation, depletion and amortization, on our balance sheet. Depreciation on property, plant and equipment is computed on a straight-line basis or based on the economic usage over the estimated useful life of the asset. The general range of depreciable lives by category, excluding mineral reserves, which are depleted based on the units of production method on a site-by-site basis, is as follows:

Buildings and improvements	7 - 40 years
Plant, machinery and equipment	3 - 40 years
Truck and auto fleet	3 - 10 years
Mobile equipment and barges	3 - 20 years
Landfill airspace and improvements	5 - 60 years
Other	2 - 10 years

Amortization expense is the periodic expense related to leasehold improvements and intangible assets that were acquired with certain acquisitions. The intangible assets are generally amortized on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the life of the underlying asset or the remaining lease term.

Accretion expense is the periodic expense recorded for the accrued mining reclamation liabilities and landfill closure and post-closure liabilities using the effective interest method.

Results of Operations

The following discussion of our results of operations is focused on the key financial measures we use to evaluate the performance of our business from both a consolidated and operating segment perspective. Operating income and margins are discussed in terms of changes in volume, pricing and mix of revenue source (i.e., type of product sales or service revenue). The majority of our service revenue is generated by contracts that extend across multiple reporting periods for which we generally account using the percentage of completion method of accounting. Under this method, revenue is recognized as work progresses. Performance on service contracts refers to changes in contract earnings rates during the term of the contract based on revisions to estimates of profit at completion on individual contracts. These revisions result from increases or decreases to the estimated value of the contract and/or the estimated costs required to complete the contract. The following discussion of results of operations provides additional disclosure to the extent that a significant or unusual event causes a material change in the profitability of a contract.

Operating income reflects our profit from continuing operations after taking into consideration cost of revenue, general and administrative expenses, goodwill impairment, depreciation, depletion, amortization and accretion and transaction costs. The components of cost of revenue generally increase ratably with revenue, as labor, transportation costs and subcontractor costs are recorded in cost of revenue. As a result of our revenue growth occurring primarily through acquisitions and strengthening of our infrastructure (finance, information technology, legal and human resources), our general and administrative costs and depreciation, depletion, amortization and accretion have generally grown ratably with revenue. As volumes increase, we expect these costs, as a percentage of revenue, to decrease. Our transaction costs fluctuate with the number and size of acquisitions consummated each year. The table below includes revenue and operating income (loss) by segment for the periods indicated. Operating income (loss) by segment is computed as earnings before interest, taxes and other income / expense.

	Year-ended December 28, 2013		Year-ended December 29, 2012		Year-ended December 31, 2011
(in thousands)	Total Revenue	Operating income (loss)	Total Revenue	Operating income (loss)	Total Revenue	Operating income (loss)
Central	$329,621	$39,246	$302,113	$37,560	$264,008	$38,105
West	$426,195	(47,476)	484,922	(6,625)	362,577	(455)
East	$160,385	(14,207)	139,219	(245)	162,491	2,687
Corporate (1)	—	(25,540)	—	(15,275)	—	(15,238)

Total	$916,201	$(47,977)	$926,254	$15,415	$789,076	$25,099

(1)	Corporate results primarily consist of compensation and office expenses for employees included in the Company’s headquarters and transaction costs. The increase in cost is primarily attributable to the Company strengthening its infrastructure with respect to finance, information technology, legal and human resources functions and relocation of the headquarters to Denver, Colorado in August 2013.

Non-GAAP Performance Measures

Our chief operating decision maker evaluates the performance of our segments and allocates resources to them based on several factors including a measure we call segment profit, or Adjusted EBITDA by segment. We define Adjusted EBITDA as net loss before loss from discontinued operations, income tax (benefit) expense, interest expense, depreciation, depletion, amortization and accretion and goodwill impairment. Adjusted EBITDA is determined before considering the loss from discontinued operations and goodwill impairment as these amounts are not viewed by management as part of our core business when assessing the performance of our segments or allocation of resources. Accretion expense is recognized on our asset retirement obligations and reflects the time value of money. Given that accretion is similar in nature to interest expense, it is treated consistently with interest expense in determining Adjusted EBITDA.

Adjusted EBITDA reflects an additional way of viewing aspects of our business that, when viewed with our results determined in accordance with GAAP and the accompanying reconciliation to a GAAP financial measure included in the table below, may provide a more complete understanding of factors and trends affecting our business. However, it should not be construed as being more important than other comparable GAAP measures and must be considered in conjunction with the GAAP measures. In addition, non-GAAP financial measures are not standardized; therefore, it may not be possible to compare such financial measures with other companies’ non-GAAP financial measures having the same or similar names. We strongly encourage investors to review our consolidated interim financial statements in their entirety and not rely on any single financial measure.

The tables below reconcile our net loss to Adjusted EBITDA and present Adjusted EBITDA by segment for the fiscal years indicated.

Reconciliation of Net Loss to Adjusted EBITDA	2013	2012	2011
(in thousands)
Net loss	$(103,679)	$(50,577)	$(10,050)
Income tax (benefit) expense	(2,647)	(3,920)	3,408
Interest expense	56,443	58,079	47,784
Depreciation, depletion and amortization	72,217	67,665	60,687
Accretion	717	625	690
Goodwill impairment	68,202	—	—
Loss from discontinued operations	528	3,546	5,201

Adjusted EBITDA	$91,781	$75,418	$107,720

Adjusted EBITDA by Segment
(in thousands)
Central	$72,918	$65,767	$65,651
West	28,607	14,429	36,442
East	15,134	10,782	15,504
Corporate	(24,878)	(15,560)	(9,877)

Adjusted EBITDA	$91,781	$75,418	$107,720

Consolidated Results of Operations

The table below sets forth our consolidated results of operations for the fiscal years indicated.

	2013	2012	2011
(in thousands)
Total revenue	$916,201	$926,254	$789,076
Total cost of revenue	677,052	713,346	597,654
General and administrative expenses	142,000	127,215	95,826
Goodwill impairment	68,202	—	—
Depreciation, depletion, amortization and accretion	72,934	68,290	61,377
Transaction costs	3,990	1,988	9,120

Operating (loss) income	(47,977)	15,415	25,099
Other (income), net	(1,737)	(1,182)	(21,244)
Loss on debt financings	3,115	9,469	—
Interest expense	56,443	58,079	47,784

Loss from continuing operations before taxes	(105,798)	(50,951)	(1,441)
Income tax (benefit) expense	(2,647)	(3,920)	3,408

Loss from continuing operations	(103,151)	(47,031)	(4,849)
Loss from discontinued operations	528	3,546	5,201

Net loss	(103,679)	(50,577)	(10,050)
Net income attributable to noncontrolling interest	3,112	1,919	695

Net loss attributable to member of Summit Materials, LLC	$(106,791)	$(52,496)	$(10,745)

Fiscal Year 2013 compared to 2012

(in thousands)	2013	2012	Variance
Total revenue	$916,201	$926,254	$(10,053)	(1.1)%
Operating (loss) income	(47,977)	15,415	(63,392)	(411.2)%
Operating margin	(5.2)%	1.7%
Adjusted EBITDA	$91,781	$75,418	$16,363	21.7%

Despite a $4.8 million increase in revenue from sales of aggregates, cement and related downstream products such as ready-mixed concrete and asphalt paving mix, consolidated revenue in 2013 was down slightly from 2012. Revenue from services provided, primarily paving and construction services, decreased $14.9 million from 2012, as a result of an increased focus on higher-margin, lower-volume paving projects and completion of low-margin projects, such as grading and structural work.

Product revenue increased $4.8 million in 2013 from 2012, as a result of improved pricing across our products and an increase in aggregate volumes. Offsetting these improvements were decreases in asphalt, ready-mixed concrete and cement volumes. Detail of consolidated percent changes in production volumes and pricing from 2012 to 2013 were as follows:

	Percentage Change in
	Volume	Average Selling Price
Aggregate	4.5%	7.4%
Cement	(4.1%)	3.4%
Ready -mixed concrete	9.2%	3.6%
Asphalt	(13.8%)	4.8%

Aggregates and ready-mixed concrete volumes were positively affected from the April 1, 2013 acquisitions of the Lafarge-Wichita assets and Westroc near Salt Lake City, Utah. Adverse weather in 2013, compared to much dryer weather in 2012, and an increased focus on higher-margin, lower-volume paving projects largely offset the effect of the acquisitions and drove the decline in asphalt volumes. Our cement volumes decreased 4.1% due primarily to lower volumes in the fourth quarter of 2013, as compared to the fourth quarter of 2012. Price variances across our products increased revenue by $28.7 million in 2013, which was largely offset by the net volume changes, which negatively affected revenue by $21.2 million in 2013.

Also affecting revenue was a decrease in large-scale, low margin projects in the West region. In 2012, we completed certain construction projects which provided significant revenue, but at below-average margins, including a project in Austin, Texas that contributed $47.5 million of revenue in 2012.

Operating Income

Our operating income declined $63.4 million in 2013 from 2012. In 2013, we recognized $68.2 million of goodwill impairment charges in our West and East regions from a decline in the estimated fair value of certain reporting units caused by uncertainties in the timing of a sustained recovery in the Utah and Kentucky construction markets.

Excluding the goodwill impairment charges, operating earnings improved $4.8 million in 2013 from 2012 and operating margin, which we define as operating income as a percentage of revenue, improved 50 basis points in 2013 from 2012. These profit improvements were driven by higher prices across our aggregates, ready-mixed concrete and asphalt products and improved performance on our construction projects, as low-margin legacy contracts were completed in prior periods. The pricing variances benefited revenue by $28.7 million in 2013. In 2012, we recognized $4.5 million of cost overruns on grading and structural projects in the West region and recognized an $8.0 million loss in general and administrative expenses (“G&A”) on an indemnification agreement.

These improvements to operating income were partially offset by volume decreases in our asphalt, ready-mixed concrete and cement products and increases in G&A and depreciation, depletion, amortization and accretion (collectively, referred to as depreciation). G&A increased $9.9 million for losses on asset dispositions in 2013. In addition, transaction costs increased $2.0 million in 2013, as a result of the April 1, 2013 acquisitions and costs incurred in advance of the January 17, 2014 Alleyton acquisition.

Adjusted EBITDA

Adjusted EBITDA increased $16.4 million in 2013 from 2012 as a result of the following:

•	The pricing and margin improvements discussed above.

•	In 2013, we recognized a $3.1 million loss on the February 2013 debt repricing compared to a $9.5 million loss on the January 2012 financing transactions in 2012.

Other Financial Information

Loss on Debt Financings

In February 2013, we completed a repricing of our credit facility, which provides for term loans in an aggregate amount of $422.0 million and revolving credit commitments in an aggregate amount of $150.0 million (the “Senior Secured Credit Facility”), which reduced our stated term-loan interest rate by 1.0% and provided additional borrowing capacity of $25.0 million. As a result of the repricing, we recognized a loss of $3.1 million for related bank fees in 2013. In January 2012, we refinanced our debt existing at that time, resulting in a net loss of $9.5 million in 2012. Both the repricing and the refinancing were accounted for as partial extinguishments.

Discontinued Operations

As part of our strategy to focus on our core business as a heavy-side building materials company, we have exited certain activities, including certain concrete paving operations, our railroad business and our environmental remediation business, which primarily involved the repair of retaining walls along highways in Kentucky and the removal and remediation of underground fuel storage tanks. The concrete paving operations were wound down in the second quarter of 2013 and, as of March 7, 2014, all assets have been sold. The railroad and environmental remediation businesses were sold in 2012 in separate transactions for aggregate proceeds of $3.1 million.

The results of these operations have been removed from the results of continuing operations for all periods presented. Prior to recognition as discontinued operations, all of these businesses were included in the East region’s operations. Revenue from these discontinued operations was $3.9 million in 2013 and $50.2 million in 2012. The loss from discontinued operations was $0.5 million in 2013 and $3.5 million in 2012.

Segment Results of Operations

Central Region

Central region fiscal year 2013 compared to 2012

(in thousands)	2013	2012	Variance
Total revenue	$329,621	$302,113	$27,508	9.1%
Operating income	39,246	37,560	1,686	4.5%
Operating margin	11.9%	12.4%
Adjusted EBITDA	$72,918	$65,767	$7,151	10.9%

Revenue in the Central region increased $27.5 million, or 9.1%, in 2013 from 2012 as a result of positive movements in both volume and price across our products. The Central region’s percent changes in production volumes and pricing from 2012 to 2013 were as follows:

	Percentage Change in
	Volume	Average Selling Price
Aggregate	7.9%	5.5%
Cement	(4.1%)	3.4%
Ready -mixed concrete	5.6%	1.0%
Asphalt	25.9%	(1.9%)

The acquisition of the Lafarge assets in and around Wichita, Kansas contributed to the increases in aggregate, ready-mixed concrete and asphalt volumes. Asphalt prices decreased 1.9% from 2012 due to a concentration of higher grade asphalt mixes in 2012, which commanded a higher price due to higher material input cost. Cement volumes decreased 4.1% with a 3.4% price increase.

Operating Income

The Central region’s operating income increased $1.7 million and operating margin declined 50 basis points in 2013 from 2012. Operating income and margin in 2013 were positively affected by volume increases in aggregates, cement and ready–mixed concrete, realized synergies from the April 1, 2013 acquisition of the Lafarge-Wichita assets and a rebound in the Northeast Kansas market. However, these improvements were offset by higher stripping costs and a $0.8 million charge for costs to remove a sunken barge from the Mississippi River.

Adjusted EBITDA

Adjusted EBITDA improved $7.2 million in 2013 from 2012. This increase was a result of the increased volumes and improved pricing in 2013, partially offset by the decrease in cement volumes. In 2013, we also realized a decrease of $1.5 million in debt financing costs, partially offset by the effect of higher stripping costs and a $0.8 million charge to remove a sunken barge from the Mississippi River.

West Region

West region fiscal year 2013 compared to 2012

(in thousands)	2013	2012	Variance
Total revenue	$426,195	$484,922	$(58,727)	(12.1)%
Operating loss	(47,476)	(6,625)	(40,851)	616.6%
Operating margin	(11.1)%	(1.4)%
Adjusted EBITDA	$28,607	$14,429	$14,178	98.3%

Revenue in the West region decreased 12.1% in 2013 from 2012. The decrease was primarily attributable to an increased focus on higher-margin, lower-volume paving projects, which led to a 24.5% decrease in asphalt volumes, and the completion of high-revenue, low-margin projects in 2012, such as grading and structural work. In addition, we had a significant asphalt paving project in Austin, Texas that was completed in the fourth quarter of 2012, which contributed $47.5 million to revenue in 2012.

These revenue declines were offset by improved pricing across our products lines and increased aggregate and ready–mixed concrete volumes from the April 1, 2013 Westroc acquisition. The West region’s percent changes in production volumes and pricing from 2012 to 2013 were as follows:

	Percentage Change in
	Volume	Average Selling Price
Aggregate	2.8%	9.5%
Ready -mixed concrete	12.7%	5.8%
Asphalt	(24.5%)	7.8%

Operating Loss

The West region’s operating loss in 2013 was $47.5 million compared to $6.6 million in 2012. In 2013, we recognized a $53.3 million goodwill impairment charge from a decline in the estimated fair value of our reporting unit based in Utah caused by uncertainties in the timing of a sustained recovery in the Utah construction market.

Excluding the goodwill impairment charge, operating earnings improved $12.4 million and operating margin improved 280 basis points in 2013 from 2012. The improvement was primarily driven by higher average selling prices in aggregates, ready-mixed concrete and asphalt and improved performance in Texas due to the completion of low margin grading and structural work in 2012 and increased focus on higher-margin, lower-volume paving projects. In addition, in 2012, we recognized an $8.0 million loss on an indemnification agreement. In 2013, these profit improvements were offset by the 24.5% decline in asphalt volumes, as a result of the increased focus on higher-margin, lower-volume paving projects and completion of high-revenue, low-margin projects, such as grading and structural work, completing a significant project in Austin, Texas in the fourth quarter of 2012, and a $4.4 million loss in 2013 on the disposition of certain assets in Colorado.

Adjusted EBITDA

Adjusted EBITDA improved $14.2 million to $28.6 million in 2013 from $14.4 million in 2012 primarily due to (1) an $8.0 million loss on an indemnification agreement in 2012, (2) $4.5 million of cost overruns on certain structural projects in 2012, (3) $1.7 million less of debt financing costs in 2013, as compared to 2012, and (4) increased pricing of our aggregate, ready-mixed concrete and asphalt products. These earnings improvements were negatively affected by a decrease in asphalt volumes and a $4.4 million loss in 2013 on the disposition of certain assets in Colorado.

East Region

East region fiscal year 2013 compared to 2012

(in thousands)	2013	2012	Variance
Total revenue	$160,385	$139,219	$21,166	15.2%
Operating loss	(14,207)	(245)	(13,962)	5698.8%
Operating margin	(8.9)%	(0.2)%
Adjusted EBITDA	$15,134	$10,782	$4,352	40.4%

Our East region’s revenue increased 15.2% in 2013 from 2012, primarily as a result of improved aggregate pricing and increased aggregate and asphalt volumes, which was partially offset by decreased asphalt pricing. The East region’s percent changes in production volumes and pricing from 2012 to 2013 were as follows:

	Percentage Change in
	Volume	Average Selling Price
Aggregate	1.2%	8.0%
Asphalt	9.3%	(1.4%)

Operating Loss

In 2013, operating loss was $14.2 million, which included a $14.9 million goodwill impairment charge from a decline in the estimated fair value of the reporting unit caused by uncertainties in the timing of a sustained recovery in the Kentucky construction market. Excluding the goodwill impairment charge, operating income improved $0.9 million and operating margin improved 60 basis points from the comparable period in 2012. This improvement was driven by increased aggregate pricing and various cost savings initiatives implemented in 2012 and 2013, including headcount reductions of approximately 60 salaried employees.

Adjusted EBITDA

Adjusted EBITDA increased $4.4 million in 2013 from 2012 to $15.1 million. The Adjusted EBITDA increase in 2013 was driven by increased aggregate pricing and the various cost savings initiatives mentioned above. In addition, the East region benefited in 2013 from a reduction of debt financing costs of $2.5 million, as compared to 2012.

Fiscal Year 2012 compared to 2011

(in thousands)	2012	2011	Variance
Total revenue	$926,254	$789,076	$137,178	17.4%
Operating income (loss)	15,415	25,099	(9,684)	(38.6)%
Operating margin	1.7%	3.2%
Adjusted EBITDA	$75,418	$107,720	$(32,302)	(30.0)%

Revenue in 2012 increased to $926.3 million compared to $789.1 million in 2011. The $137.2 million increase was driven by acquisitions and $17.7 million from net pricing increases. Revenue from business acquired in 2012 totaled $24.7 million and the incremental revenue in 2012 from business acquired in 2011 was $149.7 million. Revenue growth from price increases and acquisitions was partially offset by $16.3 million of volume decreases across our product lines other than our cement business where we had an 18% increase from 2011 and from a decline in construction services revenue.

The West region experienced the most revenue growth in 2012 as compared to 2011. It was established in the second half of 2010 and grew significantly in 2011 through acquisitions. As a result, 2012 was the first year with a full year of results from these acquisitions. The West region composed 52% of consolidated revenue in 2012 compared to 46% in 2011 and the East region revenue declined from 21% to 15% of consolidated revenue. Revenue, as a percentage of consolidated revenue, remained constant in the Central region in 2012 as compared to 2011.

Operating income decreased $9.7 million from $25.1 million in 2011 to $15.4 million in 2012. Operating income reflects our profit after cost of revenue, general and administrative expenses, depreciation, depletion, amortization and accretion and transaction costs. The components of cost of revenue generally increase ratably with revenue as labor, transportation costs and subcontractor costs are recorded in cost of revenue. As a result of our revenue growth occurring primarily through acquisitions, our general and administrative costs and depreciation, depletion, amortization and accretion generally have grown ratably with revenue. Our transaction costs fluctuate with the number and size of acquisitions consummated each year.

We are subject to commodity price risk with respect to price changes in liquid asphalt and energy, including fossil fuels and electricity for aggregates, cement, ready-mixed concrete and asphalt paving mix production, natural gas for hot mix asphalt production and diesel fuel for distribution vehicles and production related mobile equipment. Liquid asphalt escalators in most of our public infrastructure contracts, other than those in Texas, limit our exposure to price fluctuations in this commodity. We often obtain similar escalators on private and commercial contracts. In addition, we enter into various firm purchase commitments with terms generally less than one year for certain raw materials, including commodities, in the ordinary course of business. As a result of the contract escalation clauses and effective use of the firm purchase commitments, commodity prices did not have a material effect on our results of operations in 2012 as compared to 2011.

As a percentage of total revenue, the individual components of operating income remained relatively consistent from 2011 to 2012. Operating margin, which we define as operating income as a percentage of total revenue, declined from 3.2% in 2011 to 1.7% in 2012. Operating margin was affected by $8.0 million of costs recognized in connection with an indemnification agreement in 2012, compared to $1.9 million recognized in 2011, low-margin contracts and higher costs on certain construction projects, primarily in the West region. During 2012, we performed work on certain grading and structural projects that were generally bid and awarded prior to our acquisition of the respective entities. These non-core structural projects were bid without cost escalators for raw materials, fuel, etc., which resulted in cost escalations in 2012 as work was performed on the projects. In addition, in the East region, we were affected by low margins on certain projects from a highly competitive environment.

We experienced a decline in Adjusted EBITDA from $107.7 million in 2011 to $75.4 million in 2012 related to the following:

•	In 2012, we recognized $8.0 million in losses on an indemnification agreement, compared to $1.9 million in 2011.

•	In 2012, a $9.5 million loss associated with a debt refinancing was recognized.

•

In 2011, we recognized $12.1 million of bargain purchase gains on certain acquisitions in the West region. The amount of the bargain purchase gain is equal to the amount by which the fair value of net assets acquired exceeded the consideration transferred. We believe that the resulting bargain purchase gain is reasonable as the sellers were highly motivated.

•

In 2011 we recognized a $10.3 million favorable fair value adjustment on contingent consideration, compared to $0.4 million in 2012. The $10.3 million adjustment in 2011 was due primarily to revised estimates of the probability of achieving the specified targets that would require contingent payments, related to certain acquisitions.

•

Transaction fees decreased $7.1 million in 2012 compared to 2011 due to a decrease in acquisition activity. We closed eight acquisitions in 2011 with an average purchase price of $23.6 million compared to three in 2012 for an average purchase price of $19.8 million.

Other Financial Information

Other Income, Net

Other income decreased to $1.2 million in 2012 from $21.2 million in 2011. Included in other income in 2011 were $12.1 million of bargain purchase gains on certain acquisitions in the West region and a $10.3 million gain from fair value adjustments to contingent consideration, compared to a $0.4 million fair value adjustment in 2012.

Loss on Debt Refinancing

We refinanced our long-term debt and accrued interest in January 2012 resulting in a $9.5 million charge. We did not refinance our long-term debt in 2011.

Interest Expense

Interest expense increased $10.3 million, or 21.5%, to $58.1 million in 2012 compared to $47.8 million in 2011. The increase in our interest expense reflects an increase in our average debt. Our debt, without giving effect to original issuance discount, increased to $648.0 million at December 29, 2012 from $609.0 million at December 31, 2011. In addition, although our outstanding borrowings on our revolver were zero at year-end 2012, we carried an average balance of $36.7 million during 2012. The additional borrowings were primarily used to fund acquisitions ($48.8 million) and seasonal working capital requirements.

Income Tax Expense

Summit Materials is a limited liability company and passes its tax attributes for federal and state tax purposes to its parent entities and is generally not subject to federal or state income tax. However, the consolidated financial statements of the Company include federal and state income tax provisions for subsidiaries organized as taxable entities. In 2012, we recorded income tax benefit of $3.9 million compared to an expense of $3.4 million in 2011. The decrease in the income tax expense is due to taxable losses incurred by our taxable entities in 2012.

Discontinued Operations

The results of our discontinued operations have been removed from the results of continuing operations for all periods presented. Revenue from these discontinued operations was $50.2 million and $49.5 million in 2012 and 2011, respectively. The loss from discontinued operations, inclusive of an immaterial gain on the sale in 2012, was $3.5 million and $5.2 million in 2012 and 2011, respectively.

Segment Results of Operations

Central region fiscal year 2012 compared to 2011

(in thousands)	2012	2011	Variance
Total revenue	$302,113	$264,008	$38,105	14.4%
Operating income	37,560	38,105	(545)	(1.4)%
Operating margin	12.4%	14.4%
Adjusted EBITDA	$65,767	$65,651	$116	0.2%

Revenue in the Central region increased $38.1 million, or 14.4%, in 2012 to $302.1 million compared to $264.0 million in 2011 due to acquisitions and a $15.4 million increase in cement sales, driven by a 17% increase in cement volumes. Revenue from business acquired in 2012 totaled $23.3 million and the incremental revenue in 2012 from business acquired in 2011 was $1.5 million.

Operating margin declined in 2012 to 12.4% from 14.4% in 2011 primarily due to a $3.4 million gain on landfill closure obligations in 2011, as a result of revisions to landfill closure plans. After adjusting for this non-recurring gain, operating margin in 2012 was generally consistent with 2011.

Adjusted EBITDA remained relatively consistent from $65.7 million in 2011 to $65.8 million in 2012.

West region fiscal year 2012 compared to 2011

(in thousands)	2012	2011	Variance
Total revenue	$484,922	$362,577	$122,345	33.7%
Operating loss	(6,625)	(455)	(6,170)	(1,356.0)%
Operating margin	(1.4)%	(0.1)%
Adjusted EBITDA	$14,429	$36,442	$(22,013)	(60.4)%

Revenue in the West region increased $122.3 million, or 33.7%, in 2012 to $484.9 million compared to $362.6 million in 2011. The majority of the increase is due to a full year of revenue from the six acquisitions that expanded our presence in Utah, Texas and Colorado in 2011. Incremental revenue from businesses acquired in 2011 totaled $147.4 million. These increases were partially offset by volume declines in the Utah market.

Operating margin remained relatively consistent at (0.1)% in 2011 and (1.4)% in 2012. The negative margin in 2011 was affected by $6.0 million of transaction costs related to the acquisitions, while 2012 was affected by $8.0 million in losses on an indemnification agreement, compared to $1.9 million in 2011, and lower margins on legacy construction projects due to cost overruns.

Adjusted EBITDA declined $22.0 million from $36.4 million in 2011 to $14.4 million in 2012 primarily due the following:

•	In 2012, we recognized $8.0 million in losses on an indemnification agreement, compared to $1.9 million in 2011.

•	In 2011, we recognized $12.1 million of bargain purchase gains on our acquisitions in Colorado.

•	In 2011, we recognized a $4.8 million gain from a fair value adjustment to contingent consideration, compared to $0.4 million in 2012.

East region fiscal year 2012 compared to 2011

(in thousands)	2012	2011	Variance
Total revenue	$139,219	$162,491	$(23,272)	(14.3)%
Operating (loss) income	(245)	2,687	(2,932)	(109.1)%
Operating margin	(0.2)%	1.7%
Adjusted EBITDA	$10,782	$15,504	$(4,722)	(30.5)%

Our East region’s revenue decreased $23.3 million from $162.5 million in 2011 to $139.2 million in 2012 due to a decline in construction and paving activities in Kentucky.

Operating margin in the East region decreased from 1.7% in 2011 to (0.2)% in 2012 due primarily to cost overruns on certain construction projects.

Adjusted EBITDA declined $4.7 million from $15.5 million in 2011 to $10.8 million in 2012 due primarily to a $3.7 million charge associated with the January 2012 debt refinancing and cost overruns of certain legacy construction projects.

Liquidity and Capital Resources

Our primary sources of liquidity include cash on-hand, cash provided by our operations and amounts available for borrowing under our credit facilities. As of December 28, 2013, we had $14.9 million in cash and working capital of $85.4 million as compared to cash and working capital of $27.4 million and $114.4 million, respectively, at December 29, 2012. Working capital is calculated as current assets less current liabilities, excluding the current portion of long-term debt and outstanding borrowings on our senior secured revolving credit facility.

Given the seasonality of our business, we typically experience significant fluctuations in working capital needs and balances throughout the year. Our working capital requirements generally increase during the first half of the year as we buildup inventory and focus on repair and maintenance and other set up costs for the upcoming season. Working capital levels then decrease as we wind down the construction season and enter the winter months, which is when we see significant inflows of cash from the collection of receivables.

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

There were no restricted cash balances as of December 28, 2013 or December 29, 2012. Our remaining borrowing capacity on our senior secured revolving credit facility, as of December 28, 2013 was $105.7 million, which is net of $18.3 million of outstanding letters of credit.

Our Long-Term Debt

Please refer to the notes to the consolidated financial statements for detailed information on our long-term debt and senior secured revolving credit facility, scheduled maturities of long-term debt and affirmative and negative covenants, including the maximum allowable consolidated first lien net leverage and interest coverage ratios.

At December 28, 2013 and December 29, 2012, $695.9 million and $648.0 million, respectively, of total debt, without giving effect to original issuance discount, was outstanding under the respective debt agreements, including the senior secured revolving credit facility. As of December 28, 2013, the Company was in compliance with all debt covenants.

In January 2012, Summit Materials and its 100 percent-owned subsidiary, Finance Corp. (collectively, the “Issuers”), issued $250.0 million aggregate principal amount of 10.5% Senior Notes due January 31, 2020 (the “Senior Notes”). On January 17, 2014, the Issuers added $260.0 million to the 10.5% Senior Notes due January 31, 2020, receiving proceeds of $282.8 million, before payment of fees and expenses. The proceeds were used for the purchase of Alleyton, to make payments on the senior secured revolving credit facility and for general corporate purposes. The additional $260.0 million of Senior Notes were issued at a premium of $22.8 million.

In addition to the Senior Notes, Summit Materials has a Senior Secured Credit Facility, which provides for term loans in an aggregate amount of $422.0 million and revolving credit commitments in an aggregate amount of $150.0 million. Summit Materials’ 100 percent-owned subsidiaries and its non wholly-owned subsidiary, Continental Cement, are named as guarantors of the Senior Notes and the Senior Secured Credit Facility. Certain other partially-owned subsidiaries do not guarantee the Senior Notes, including a subsidiary of Continental Cement. We have pledged substantially all of our assets as collateral for the Senior Secured Credit Facility.

Cash Flows

The following table summarizes our net cash provided by or used for operating, investing and financing activities and our capital expenditures for the periods indicated:

(in thousands)	2013	2012	2011
Net cash provided by (used for)
Operating activities	$66,412	$62,279	$23,253
Investing activities	(111,515)	(85,340)	(192,331)
Financing activities	32,589	7,702	146,775
Cash paid for capital expenditures	$(65,999)	$(45,488)	$(38,656)

Operating Activities

For the year ended 2013, cash provided by operating activities was $66.4 million primarily as a result of:

•	Non-cash expenses, including $75.9 million of depreciation, depletion, amortization and accretion, a $68.2 million goodwill impairment charge and $12.4 million from net loss on asset disposals.

•	Accounts receivable provided $9.9 million of additional cash from December 29, 2012 to December 28, 2013 due to an increased focus on processing billings and collecting on outstanding receivables.

For the year ended 2012, cash provided by operating activities was $62.3 million primarily as a result of:

•

Non-cash expenses, including $72.2 million of depreciation, depletion, amortization and accretion, which increased in 2012 in connection with our 2011 and 2012 acquisitions, and a $9.5 million loss on our January 2012 debt refinancing.

•

Accounts receivable and costs and estimated earnings in excess of billings provided $12.1 million of additional cash from December 31, 2011 to December 29, 2012 due to an increased focus on processing billings and collecting on outstanding receivables in a more timely manner during 2012 as compared to 2011.

•

Accounts payable and accrued expenses provided additional cash from operations, on a net basis, of $11.1 million from December 31, 2011 to December 29, 2012 due primarily to a $16.0 million increase in accrued interest. The interest on our Senior Notes, issued in January 2012, are payable in January and July of each year and the interest on our Senior Secured Credit Facilities is payable on the last business day of each calendar quarter, which resulted in our December 2012 payment being accrued at year-end 2012 and paid in the first quarter of 2013. The increase in accrued interest was partially offset by improvement in our cash management policy with respect to accounts payable.

For the year ended 2011, cash provided by operating activities was $23.3 million primarily as a result of:

•

Non-cash expenses, including $65.0 million of depreciation, depletion, amortization and accretion, a $12.1 million bargain purchase gain and $10.3 million gain on the revaluation of contingent consideration.

•

Accounts receivable and costs and estimated earnings in excess of billings provided $13.3 million of additional cash from December 31, 2010 to December 31, 2011 due to an increased focus on timely billings and cash collections as compared to the legacy processes of the businesses acquired in 2010.

•

Inventory utilizing $12.6 million of cash from December 31, 2010 to December 31, 2011 as we increased our inventory balances to support the growth in business activities (revenue increased 94.7% from 2010 to 2011).

•	Billings in excess of costs and estimated earnings utilizing $8.2 million of cash from December 31, 2010 to December 31, 2011 due to certain contracts that were completed in 2011.

Investing Activities

For the year ended December 28, 2013, cash used for investing activities was $111.5 million, $61.6 million of which was used for the April 1, 2013 acquisitions of certain Lafarge assets in and around Wichita, Kansas and all of the membership interests of Westroc near Salt Lake City, Utah. In addition, we invested $66.0 million in capital expenditures, offset by $16.1 million of proceeds from asset sales. Approximately $25.6 million of the capital expenditures were invested in our cement business in Hannibal, Missouri, for continued development of an underground mine ($15.3 million), a cement terminal expansion to store additional cement product in St. Louis, Missouri ($2.8 million), as well as improvements made to the cement plant during the scheduled shutdowns. We are also investing in the Texas market, which is showing signs of a strong recovery. In 2013, we invested $6.4 million in a new hot mix asphalt plant in Austin, Texas.

For the year ended 2012, cash used for investing activities was $85.3 million. We paid $48.8 million for three acquisitions and $45.5 million for capital expenditures. The 2012 acquisitions expanded our presence in certain of our existing markets. Approximately half of our 2012 capital expenditures were to replace or maintain equipment and the remaining portion reflects capital investments in the business, the most significant of which is the development of an underground mine at our cement plant. We spent $5.0 million on the underground mine development in 2012.

For the year ended 2011, cash used for investing activities was $192.3 million. The company paid $161.1 million for eight acquisitions and $38.7 million for capital expenditures. Six of the eight acquisitions were in the West region through which we entered the western Colorado and Austin, Texas markets as well as expanded our presence in Utah and Idaho.

Financing Activities

For the year ended 2013, cash provided by financing activities was $32.6 million, which was primarily composed of $42.4 million in net borrowings on the senior secured revolving credit facility and proceeds from the February 2013 repricing transaction, through which our outstanding borrowings increased $25.0 million. Approximately $61.6 million of the funds from the borrowings were used on April 1, 2013 to purchase certain assets of Lafarge in and around Wichita, Kansas and all of the membership interests in Westroc. The remaining funds have been used to fund seasonal working capital needs. In addition, we made $9.8 million of payments on our acquisition-related liabilities in 2013.

For the year ended 2012, cash provided by financing activities was $7.7 million, which is primarily composed of $16.5 million of proceeds from the January 2012 financing transactions, offset by the use of cash for $7.5 million of payments under deferred consideration, and noncompete and contingent consideration arrangements entered into with various acquisitions. In 2012, all acquisitions were funded with cash on hand and debt. Accordingly, we had no proceeds from investments from our member in 2012.

For the year ended 2011, cash provided by financing activities was $146.8 million. The $103.6 million capital contributions from our member were used to fund certain acquisitions. The remaining cash provided by financing activities primarily reflects the $47.7 million of net proceeds from new debt issuances, which were also used to fund acquisitions, and $4.6 million of payments under deferred consideration and noncompete arrangements entered into with various acquisitions.

Cash Paid for Capital Expenditures

We expended approximately $66.0 million in 2013 compared to $45.5 million in 2012. A portion of the increase in capital expenditures from 2012 relates to developing an underground mine to extract limestone on our Hannibal, Missouri property where our cement plant is located. We spent $15.3 million on the underground mine development in 2013.

We expended approximately $45.5 million in capital expenditures in 2012 compared to $38.7 million in 2011. A significant portion of the increase in capital expenditures in 2012 relates to development of an underground mine to extract limestone on our Hannibal, Missouri property where our cement plant is located. We spent $5.0 million on the underground mine development in 2012 compared to $0.2 million in 2011.

Contractual Obligations

The following table presents, as of December 28, 2013, our obligations and commitments to make future payments under contracts and contingent commitments (in thousands):

	Total	2014	2015-2016	2017-2018	Thereafter
Short term borrowings and long-term debt, including current portion	$695,890	$30,220	$9,495	$7,385	$648,790
Capital lease obligations	11,001	2,069	4,042	720	4,170
Operating lease obligations	18,260	4,034	6,988	4,359	2,879
Interest payments (1)	281,096	47,398	99,360	88,099	46,239
Acquisition-related liabilities	47,337	10,790	14,254	12,330	9,963
Royalty payments	21,937	2,044	4,039	3,480	12,374
Defined benefit plans (2)	4,880	972	2,410	1,280	218
Asset retirement obligation payments	39,468	1,101	3,239	4,509	30,619
Other	9,465	3,088	3,220	3,157	—

Total contractual obligations (3)	$1,129,334	$101,716	$147,047	$125,319	$755,252

(1)	Future interest payments were calculated using the applicable fixed and floating rates charged by our lenders in effect as of December 28, 2013 and may differ from actual results.
(2)	Amounts represent estimated future payments to fund our defined benefit plans.
(3)	Any future payouts on the redeemable noncontrolling interest are excluded from total contractual obligations as the expected timing of settlement is not estimable.

Commitments and Contingencies

We are a party to various legal proceedings, including those noted in this section. We presently believe the ultimate outcome of these proceedings, individually and in the aggregate, will not materially affect the Company’s consolidated financial position, results of operations or liquidity. However, legal proceedings and government investigations are subject to inherent uncertainties, and unfavorable rulings or other events could occur, which could materially adversely affect our consolidated financial position, results of operations or liquidity.

We are obligated under an indemnification agreement entered into with the sellers of Harper Contracting for the sellers’ ownership interests in a joint venture agreement. We have the rights to any benefits under the joint venture as well as the assumption of any obligations, but do not own equity interests in the joint venture. The joint venture has incurred significant losses on a highway project in Utah, which have resulted in requests for funding from the joint venture partners and, ultimately, from the Company. We have funded $8.8 million, $4.0 million and $4.8 million in 2012 and 2011, respectively. As of December 28, 2013 and December 29, 2012, an accrual of $4.3 million is recorded in other noncurrent liabilities for this matter.

In 2013, a dispute with the sellers of Harper Contracting related to the calculation of working capital from the August 2010 acquisition was settled. The working capital dispute was submitted to binding arbitration, the outcome of which resulted in the payment of $1.9 million to the sellers. In addition, various other acquisition-related disputes with the sellers were settled for approximately $0.8 million. The total payments of $2.7 million were made in 2013. There was no material effect to 2013 earnings as a result of these settlements.

In February 2011, we incurred a property loss related to a sunken barge with cement product aboard. In 2013, we recognized $0.8 million of charges for lost product aboard the barge and costs to remove the barge from the waterway. As of December 28, 2013, $0.9 million is included in accrued expenses as our best estimate of the remaining costs to remove the barge.

We are obligated under various firm purchase commitments for certain raw materials and services that are in the ordinary course of business and generally have terms less than one year. Management does not expect any significant changes in the market value of these goods and services during the commitment period that would have a material adverse effect on the financial position, results of operations or liquidity of the Company.

Off-Balance Sheet Arrangements

As of December 28, 2013, we had no material off-balance sheet arrangements, such as financing or unconsolidated variable interest entities, that either have or are reasonably likely to have a current or future material effect on our results of operations, financial position, liquidity, capital expenditures or capital resources.

Emerging Growth Company Status

We are an “emerging growth company” as defined under the JOBS Act and are eligible to take advantage of certain exemptions from various public company reporting requirements. See “Risk Factors—Other Risks—As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements.”

Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act to comply with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards apply to private companies. As an “emerging growth company,” we may elect to delay adoption of new or revised accounting standards applicable to public companies until such standards are made applicable to private companies. As a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies.

We will remain an “emerging growth company” until the earliest of: (i) the last day of the fiscal year during which we had total annual gross revenue of $1 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement; (iii) the date on which we have, during the previous three year period, issued more than $1 billion in non-convertible debt; or (iv) the date on which we are deemed a “large accelerated issuer” as defined under the federal securities laws.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period.

On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, inventories, asset retirement obligations, taxes and goodwill. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Acquisitions—Purchase Price Allocation

We regularly review strategic long-term plans, including potential investments in value-added acquisitions of related or similar businesses, which would increase our market share and/or are related to our existing markets. When an acquisition is completed, our consolidated statement of operations includes the operating results of the acquired business starting from the date of acquisition, which is the date that control is obtained. The purchase price is determined based on the fair value of assets given to and liabilities assumed from the seller as of the date of acquisition. We allocate the purchase price to the fair values of the tangible and intangible assets acquired and liabilities assumed as valued at the date of acquisition. Goodwill is recorded for the excess of the purchase price over the net of the fair value of the identifiable assets acquired and liabilities assumed as of the acquisition date. The estimation of fair values of acquired assets and assumed liabilities is judgmental and requires various assumptions and the amounts and useful lives assigned to depreciable and amortizable assets compared to amounts assigned to goodwill, which is not amortized, can significantly affect the results of operations in the period of and in periods subsequent to a business combination.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, and, therefore, represents an exit price. A fair value measurement assumes the highest and best use of the asset by market participants, considering the use of the asset that is physically possible, legally permissible, and financially feasible at the measurement date. We assign the highest level of fair value available to assets acquired and liabilities assumed based on the following options:

•	Level 1—Quoted prices in active markets for identical assets and liabilities

•	Level 2—Observable inputs, other than quoted prices, for similar assets or liabilities in active markets

•	Level 3—Unobservable inputs, which includes the use of valuation models

Level 2 inputs are typically used to estimate the fair value acquired machinery, equipment and land and assumed liabilities for asset retirement obligations, environmental remediation and compliance obligations and contingencies.

Level 3 inputs are used to estimate the fair value acquired mineral reserves, mineral interests and separately-identifiable intangible assets.

There is a measurement period after the acquisition date during which we may adjust the amounts recognized for a business combination. Any such adjustments are based on us obtaining additional information that existed at the acquisition date regarding the assets acquired or the liabilities assumed. Measurement period adjustments are generally recorded as increases or decreases to the goodwill recognized in the transaction. Material adjustments are applied retroactively to the date of acquisition and reported retrospectively. The measurement period ends once we have obtained all necessary information that existed as of the acquisition date, but does not extend beyond one year from the date of acquisition. Any adjustments to assets acquired or liabilities assumed beyond the measurement period are recorded in earnings.

We have invested $61.6 million and $48.8 million in business combinations and allocated this amount to assets acquired and liabilities assumed during the years ended December 28, 2013 and December 29, 2012, respectively.

Goodwill and Goodwill Impairment

Goodwill is tested annually for impairment and in interim periods if certain events occur indicating that the carrying amounts may be impaired. The evaluation involves the use of significant estimates and assumptions and considerable management judgment. Our judgments regarding the existence of impairment indicators and future cash flows are based on operational performance of our businesses, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use, including estimates of future cash flows, volumes, market penetration and discount rates, are consistent with our internal planning. The estimated future cash flows are derived from internal operating budgets and forecasts for long-term demand and pricing in our industry and markets. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our goodwill. Furthermore, we cannot predict the occurrence of future impairment-triggering events nor the affect such events might have on our reported values. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses are impaired. Any resulting impairment loss could have an adverse effect on our financial position and results of operations.

Under the two-step quantitative impairment test, step one of the evaluation of impairment involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. We use a discounted cash flow (“DCF”) model to estimate the current fair value of our reporting units when testing for impairment, as management believes forecasted cash flows are the best indicator of fair value. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including macroeconomic trends in the public infrastructure and private construction industry, the timing of work embedded in our backlog, our performance and profitability under our contracts, our success in securing future sales and the appropriate interest rate used to discount the projected cash flows. Most of these assumptions vary significantly among the reporting units. This discounted cash flow analysis is corroborated by “top-down” analyses, including a market assessment of our enterprise value. We believe the estimates and assumptions used in the valuations are reasonable.

We assessed the fair value of our reporting units in relation to their carrying values as of the first day of the fourth quarter of 2013. Step one of the impairment test concluded that the book values of two of our reporting units, the Utah-based operations in the West region and our one reporting unit in the East region exceeded their estimated fair values. For our remaining reporting units, the estimated fair values were substantially in excess of carrying values ranging from 56% to 182%.

For the Utah-based and East region reporting units, we performed the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. The second step of the test requires the allocation of the reporting unit’s fair value to its assets and liabilities, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill is less than the carrying value, the difference is recorded as an impairment loss. Based on the results of the step two analyses, we recorded impairment charges of $53.3 million and $14.9 million for the Utah-based and East region reporting units, respectively.

Impairment of Long-Lived Assets, Excluding Goodwill

We evaluate the carrying value of long-lived assets, including intangible assets subject to amortization, when events and circumstances indicate that the carrying value may not be recoverable. Long-lived assets are material to our total assets (as of December 28, 2013, property, plant and equipment, net represented 66.7% of total assets) and the evaluation involves the use of significant estimates and assumptions and considerable management judgment. Such indicators may include deterioration in general economic conditions, negative developments in equity and credit markets, adverse changes in the markets in which an entity operates, increases in input costs that have a negative effect on earnings and cash flows, or a trend of negative or declining cash flows over multiple periods, among others. A one year increase or decrease in the average useful lives of our property, plant and equipment would have affected 2013 depreciation expense by ($4.5) million or $5.2 million, respectively. An impairment charge could be material to our financial condition and results of operations. The carrying value of long-lived assets is considered impaired when the estimated undiscounted cash flows from such assets are less than their carrying value. In that event, we recognize a loss equal to the amount by which the carrying value exceeds the fair value of the long-lived assets.

Fair value is determined by primarily using an cash flow methodology that requires considerable management judgment and long-term assumptions. Our estimate of net future cash flows is based on historical experience and assumptions of future trends, which may be different from actual results. The goodwill impairment recognized at two reporting units was considered to be an indication that the carrying value of long-lived assets may not be recoverable at those reporting units requiring further evaluation. The evaluation indicated that the carrying value of the reporting units’ long-lived assets was less than or equal to the undiscounted future cash flows, resulting in no impairment of the evaluated long-lived assets.

We also consider the identification of an asset for disposal to be an event requiring evaluation of the asset’s fair value. Fair value is often determined to be the estimated sales price, less selling costs. If the carrying value exceeds the fair value, then an impairment charge is recognized equal to the expected loss on disposal. Throughout 2013, we recognized $12.4 million of net losses on asset dispositions, which include both the net loss on disposed assets and losses on assets identified for disposition in the succeeding twelve months. The losses commonly occur because the cash flows expected from selling the asset are less than the cash flows that could be generated from holding the asset for use.

There were no changes to the useful lives of assets having a material effect on our results of operations or financial position.

Revenue Recognition

Revenue for product sales is recognized when evidence of an arrangement exists, the fee is fixed or determinable, title passes, which generally is when the product is shipped, and collection is reasonably assured. Product revenue generally include sales of aggregates, cement and other materials to customers, net of discounts or allowances, if any, and generally include freight and delivery charges billed to customers. Freight and delivery charges associated with cement sales are recorded on a net basis. Revenue from the receipt of waste fuels are based on fees charged for waste transfer and disposal and is recognized upon acceptance of the waste.

We account for revenue and earnings on our long-term construction contracts as service revenue using the percentage-of-completion method of accounting. Under the percentage-of-completion method, we recognize contract revenue as services are rendered. We estimate profit as the difference between total estimated revenue and total estimated cost of a contract and recognize that profit over the remaining life of the contract based on input measures (e.g., costs incurred). We generally measure progress toward completion on long-term construction contracts based on the proportion of costs incurred to date relative to total estimated costs at completion. We include revisions of estimated profits on contracts in earnings under the cumulative catch-up method, under which the effect of revisions in estimates is recognized immediately. If a revised estimate of contract profitability reveals an anticipated loss on the contract, we recognize the loss in the period it is identified.

The percentage-of-completion method of accounting involves the use of various estimating techniques to project costs at completion, and in some cases includes estimates of recoveries asserted against the customer for changes in specifications or other disputes. Contract estimates involve various assumptions and projections relative to the outcome of future events over a period of multiple years, including future labor productivity and availability, the nature and complexity of the work to be performed, the cost and availability of materials, the effect of delayed performance, and the availability and timing of funding from the customer. These estimates are based on our best judgment. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. We review our contract estimates regularly to assess revisions in contract values and estimated costs at completion. No material contract adjustments were recognized in 2013 or 2012.

We recognize revenue arising from claims either as income or as an offset against a potential loss only when the amount of the claim can be estimated reliably and its realization is probable. In evaluating these criteria, we consider the contractual/legal basis for the claim, the cause of any additional costs incurred, the reasonableness of those costs and the objective evidence available to support the claim.

Mining Reclamation Obligations

We incur reclamation obligations as part of our mining activities. Our quarry activities require the removal and relocation of significant levels of overburden to access stone of usable quantity and quality. The same overburden material is used to reclaim depleted mine areas, which must be sloped to a certain gradient and seeded to prevent erosion in the future. Reclamation methods and requirements can differ depending on the quarry and state rules and regulations in existence for certain locations. This differentiation affects the potential obligation required at each individual subsidiary. As of December 28, 2013, our undiscounted reclamation obligations totaled $19.7 million, of which 21.9% is expected to be settled within the next five years and the remaining 78.1% thereafter.

Reclamation costs resulting from the normal use of long-lived assets, either owned or leased, are recognized over the period the asset is in use only if there is a legal obligation to incur these costs upon retirement of the assets. The obligation, which cannot be reduced by estimated offsetting cash flows, is recorded at fair value as a liability at the obligating event date and is accreted through charges to operating expenses. The fair value is based on our estimate for a third party to perform the legally required reclamation tasks including a reasonable profit margin. This fair value is also capitalized as part of the carrying amount of the underlying asset and depreciated over the estimated useful life of the asset.

The mining reclamation reserve is based on management’s estimate of future cost requirements to reclaim property at both currently operating and closed quarry sites. Costs are estimated in current dollars and inflated until the expected time of payment using a future estimated inflation rate and then discounted back to present value using a credit-adjusted, risk-free rate on obligations of similar maturity adjusted to reflect the Company’s credit rating. We review reclamation obligations at least every three years for a revision to the cost or a change in the estimated settlement date. Additionally, reclamation obligations are reviewed in the period that a triggering event occurs that would result in either a revision to the cost or a change in the estimated settlement date. Examples of events that would trigger a change in the cost include a new reclamation law or amendment to an existing mineral lease. Examples of events that would cause a change in the estimated settlement date include the acquisition of additional reserves or the closure of a facility. Any affect to earnings from cost revisions is included in cost of revenue.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to certain market risks arising from transactions that are entered into in the normal course of business. Our operations are highly dependent upon the interest rate-sensitive construction industry as well as the general economic environment. Consequently, these marketplaces could experience lower levels of economic activity in an environment of rising interest rates or escalating costs. Management has considered the current economic environment and its potential effect to our business. Demand for aggregates products, particularly in the nonresidential and residential construction markets, could decline if companies and consumers are unable to obtain financing for construction projects or if an economic recession causes delays or cancellations to capital projects. Additionally, declining tax revenue and state budget deficits have negatively affected states’ abilities to finance infrastructure construction projects.

Pension and Other Postretirement Plans

Continental Cement sponsors two non-contributory defined benefit pension plans for hourly and salaried employees, as well as healthcare and life insurance benefits for certain eligible retired employees. As of January 1, 2012, the pension and postretirement plans have been frozen to new entrants. Effective January 2014, the pension plan for hourly employees was frozen to new participants and the healthcare and life insurance benefit plan was amended to eliminate all future retiree health and life coverage for the remaining union employees. Our results of operations are affected by our net periodic benefit cost from these plans, which totaled $1.2 million in 2013. Assumptions that affect this expense include the discount rate and, for the pension plans only, the expected long-term rate of return on assets. Therefore, we have interest rate risk associated with these factors. A one percentage-point increase or decrease in assumed health care cost trend rates would have affected estimated accumulated postretirement benefit obligation by $1.3 million or $(1.1) million, respectively, at December 28, 2013.

Commodity and Energy Price Risk

We are subject to commodity price risk with respect to price changes in liquid asphalt and energy, including fossil fuels and electricity for aggregates, cement, ready-mixed concrete and asphalt paving mix production, natural gas for hot mix asphalt production and diesel fuel for distribution vehicles and production related mobile equipment. Liquid asphalt escalators in most of our public infrastructure contracts, other than those in Texas, limit our exposure to price fluctuations in this commodity and we seek to obtain escalators on private and commercial contracts.

Inflation Risk

Overall inflation rates in recent years have not been a significant factor in our revenue or earnings due to our ability to recover increasing costs by obtaining higher prices for our products through sale price escalators in place for most public infrastructure sector contracts. Inflation risk varies with the level of activity in the construction industry, the number, size and strength of competitors and the availability of products to supply a local market.

Variable-Rate Borrowing Facilities

We have $150.0 million of revolving credit commitments under the Senior Secured Credit Facility, which bear interest at a variable rate. In February 2013, we entered into amendments to our Senior Secured Credit Facility that, among other things reduced the applicable margins used to calculate interest rates for term loans under our Credit Facility by 1.0% and reduced the applicable margins used to calculate interest rates for $131.0 million of $150.0 million Tranche A revolving credit loans available under the Senior Secured Credit Facility by 1.0%. Had this reduction been in place throughout 2012, our interest expense would have been reduced by $4.4 million. A hypothetical 100-basis-point increase in interest rates on outstanding borrowings of $26.0 million, which is the outstanding balance at December 28, 2013, would increase interest expense by $0.3 million on an annual basis.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Member

of Summit Materials, LLC:

We have audited the accompanying consolidated balance sheets of Summit Materials, LLC and subsidiaries as of December 28, 2013 and December 29, 2012, and the related consolidated statements of operations, comprehensive (loss) income, cash flows, and changes in redeemable noncontrolling interest and member’s interest for the years ended December 28, 2013 and December 29, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summit Materials, LLC and subsidiaries as of December 28, 2013 and December 29, 2012, and the results of their operations and their cash flows for each of the years in the two-year period ended December 28, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

McLean, Virginia

March 7, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of Summit Materials Holdings GP, Ltd.

and member of Summit Materials, LLC and Subsidiaries

We have audited the accompanying consolidated statements of operations, comprehensive (loss) income, changes in redeemable noncontrolling interest and member’s interest, and cash flows of Summit Materials, LLC and Subsidiaries (the “Company”) for the year ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of Summit Materials, LLC and subsidiaries’ operations and their cash flows for the year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the consolidated financial statements, the accompanying 2011 consolidated financial statements have been retrospectively adjusted for discontinued operations.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

May 1, 2012 (December 6, 2013 as to Note 4)

SUMMIT MATERIALS, LLC AND SUBSIDIARIES

Consolidated Balance Sheets

December 28, 2013 and December 29, 2012

(In thousands)

	2013	2012
Assets
Current assets:
Cash	$14,917	$27,431
Accounts receivable, net	99,337	100,298
Costs and estimated earnings in excess of billings	10,767	11,575
Inventories	96,432	92,977
Other current assets	13,181	10,068

Total current assets	234,634	242,349
Property, plant and equipment, net	831,778	813,607
Goodwill	127,038	179,120
Intangible assets, net	15,147	8,606
Other assets	39,197	37,531

Total assets	$1,247,794	$1,281,213

Liabilities, Redeemable Noncontrolling Interest and Member’s Interest
Current liabilities:
Current portion of debt	$30,220	$4,000
Current portion of acquisition-related liabilities	10,635	9,525
Accounts payable	72,104	61,634
Accrued expenses	57,251	49,822
Billings in excess of costs and estimated earnings	9,263	6,926

Total current liabilities	179,473	131,907
Long-term debt	658,767	635,843
Acquisition-related liabilities	23,756	23,919
Other noncurrent liabilities	77,480	84,266

Total liabilities	939,476	875,935

Commitments and contingencies (see note 13)
Redeemable noncontrolling interest	24,767	22,850
Member’s interest:
Member’s equity	486,896	484,584
Accumulated deficit	(198,511)	(94,085)
Accumulated other comprehensive loss	(6,045)	(9,130)

Member’s interest	282,340	381,369
Noncontrolling interest	1,211	1,059

Total member’s interest	283,551	382,428

Total liabilities, redeemable noncontrolling interest and member’s interest	$1,247,794	$1,281,213

See accompanying notes to consolidated financial statements.

SUMMIT MATERIALS, LLC AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 28, 2013, December 29, 2012 and December 31, 2011

(In thousands)

	2013	2012	2011
Revenue:
Product	$593,570	$588,762	$427,419
Service	322,631	337,492	361,657

Total revenue	916,201	926,254	789,076

Cost of revenue (excluding items shown separately below):
Product	430,172	444,569	317,360
Service	246,880	268,777	280,294

Total cost of revenue	677,052	713,346	597,654

General and administrative expenses	142,000	127,215	95,826
Goodwill impairment	68,202	—	—
Depreciation, depletion, amortization and accretion	72,934	68,290	61,377
Transaction costs	3,990	1,988	9,120

Operating (loss) income	(47,977)	15,415	25,099
Other (income), net	(1,737)	(1,182)	(21,244)
Loss on debt financings	3,115	9,469	—
Interest expense	56,443	58,079	47,784

Loss from continuing operations before taxes	(105,798)	(50,951)	(1,441)
Income tax (benefit) expense	(2,647)	(3,920)	3,408

Loss from continuing operations	(103,151)	(47,031)	(4,849)
Loss from discontinued operations	528	3,546	5,201

Net loss	(103,679)	(50,577)	(10,050)
Net income attributable to noncontrolling interest	3,112	1,919	695

Net loss attributable to member of Summit Materials, LLC	$(106,791)	$(52,496)	$(10,745)

See accompanying notes to consolidated financial statements.

SUMMIT MATERIALS, LLC AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income

Years ended December 28, 2013, December 29, 2012 and December 31, 2011

(In thousands)

	2013	2012	2011
Net loss	$(103,679)	$(50,577)	$(10,050)
Other comprehensive income (loss):
Pension and postretirement liability adjustment	4,407	(3,648)	(5,675)

Comprehensive loss	(99,272)	(54,225)	(15,725)
Less comprehensive income (loss) attributable to the noncontrolling interest	4,434	824	(675)

Comprehensive loss attributable to member of Summit Materials, LLC	$(103,706)	$(55,049)	$(15,050)

See accompanying notes to consolidated financial statements.

SUMMIT MATERIALS, LLC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 28, 2013, December 29, 2012 and December 31, 2011

(In thousands)

	2013	2012	2011
Cash flow from operating activities:
Net loss	$(103,679)	$(50,577)	$(10,050)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	75,927	72,179	64,983
Financing fee amortization	3,256	3,266	2,335
Share-based compensation expense	2,315	2,533	2,484
Deferred income tax benefit	(4,408)	(3,468)	(1,974)
Net loss on asset disposals	12,419	2,564	2,349
Goodwill impairment	68,202	—	—
Bargain purchase gain	—	—	(12,133)
Revaluation of asset retirement obligations	—	—	(3,420)
Revaluation of contingent consideration	—	(409)	(10,344)
Loss on debt financings	2,989	9,469	—
Other	(1,098)	(465)	894
Decrease (increase) in operating assets, net of acquisitions:
Account receivable	9,884	5,201	13,901
Inventories	499	(1,726)	(12,643)
Costs and estimated earnings in excess of billings	196	6,931	(613)
Other current assets	(453)	3,494	(4,823)
Other assets	(1,708)	1,189	(1,016)
Increase (decrease) in operating liabilities, net of acquisitions:
Accounts payable	4,067	(6,076)	6,612
Accrued expenses	(742)	17,175	(6,455)
Billings in excess of costs and estimated earnings	1,998	2,589	(8,209)
Other liabilities	(3,252)	(1,590)	1,375

Net cash provided by operating activities	66,412	62,279	23,253

Cash flow from investing activities:
Acquisitions, net of cash acquired	(61,601)	(48,757)	(161,073)
Purchases of property, plant and equipment	(65,999)	(45,488)	(38,656)
Proceeds from the sale of property, plant and equipment	16,085	8,836	7,157
Other	—	69	241

Net cash used for investing activities	(111,515)	(85,340)	(192,331)

Cash flow from financing activities:
Capital contributions by member	—	—	103,630
Net proceeds from debt issuance	230,817	713,361	96,748
Payments on long-term debt	(188,424)	(697,438)	(49,000)
Payments on acquisition-related liabilities	(9,801)	(7,519)	(4,593)
Other	(3)	(702)	(10)

Net cash provided by financing activities	32,589	7,702	146,775

Net decrease in cash	(12,514)	(15,359)	(22,303)
Cash – beginning of period	27,431	42,790	65,093

Cash – end of period	$14,917	$27,431	$42,790

See accompanying notes to consolidated financial statements.

SUMMIT MATERIALS, LLC AND SUBSIDIARIES

Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Member’s Interest

Years ended December 28, 2013, December 29, 2012 and December 31, 2011

(In thousands)

	Total Member’s Interest
	Member’s equity	Accumulated deficit	Accumulated other comprehensive loss (AOCI)	Noncontrolling interest	Total member’s interest	Redeemable noncontrolling interest
Balance — December 31, 2010	$376,593	$(29,555)	$(2,272)	$1,227	$345,993	$21,300
Contributed capital	103,630	—	—	—	103,630	—
Accretion / Redemption value adjustment	—	(632)	—	—	(632)	632
Net (loss) income	—	(10,745)	—	(43)	(10,788)	738
Other comprehensive loss	—	—	(4,305)	—	(4,305)	(1,370)
Share-based compensation	2,484	—	—	—	2,484	—
Payment of dividends	—	—	—	(10)	(10)	—

Balance — December 31, 2011	482,707	(40,932)	(6,577)	1,174	436,372	21,300
Accretion / Redemption value adjustment	—	(657)	—	—	(657)	657
Net (loss) income	—	(52,496)	—	(69)	(52,565)	1,988
Other comprehensive loss	—	—	(2,553)	—	(2,553)	(1,095)
Repurchase of member’s interest	(656)	—	—	—	(656)	—
Share-based compensation	2,533	—	—	—	2,533	—
Payment of dividends	—	—	—	(46)	(46)	—

Balance — December 29, 2012	484,584	(94,085)	(9,130)	1,059	382,428	22,850
Accretion / Redemption value adjustment	—	2,365	—	—	2,365	(2,365)
Net (loss) income	—	(106,791)	—	152	(106,639)	2,960
Other comprehensive gain	—	—	3,085	—	3,085	1,322
Repurchase of member’s interest	(3)	—	—	—	(3)	—
Share-based compensation	2,315	—	—	—	2,315	—

Balance — December 28, 2013	$486,896	$(198,511)	$(6,045)	$1,211	$283,551	$24,767

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, unless otherwise noted)

(1) Summary of Organization and Significant Accounting Policies

Summit Materials, LLC (“Summit Materials” or the “Company”) is a vertically-integrated, heavy building materials company. Across its subsidiaries, it is engaged in the manufacturing and sale of aggregates, cement, ready-mixed concrete and asphalt paving mix. It is also engaged in road paving and related construction services. Summit Materials owns and operates quarries, sand and gravel pits, a cement plant, cement distribution terminals, asphalt plants, ready–mixed concrete plants and landfill sites. The operations of Summit Materials are conducted primarily across 14 states, with the most significant portion of the Company’s revenue generated in Texas, Kansas, Kentucky, Missouri and Utah.

Summit Materials is a 100 percent-owned subsidiary of Summit Materials Holdings L.P. (“Parent”) whose major indirect owners are certain investment funds affiliated with Blackstone Capital Partners V L.P. (“BCP”). Summit Materials has a number of subsidiaries that have individually made a number of acquisitions through 2013. The Company is organized by geographic region and has three operating segments, which are also its reporting segments: the Central; West; and East regions.

Noncontrolling interests represent a 30% redeemable ownership in Continental Cement Company, L.L.C. (“Continental Cement”) and a 20% ownership in Ohio Valley Asphalt, LLC. In 2013, Continental Cement changed its fiscal year from a calendar year to a 52-week year with each quarter composed of 13 weeks ending on a Saturday, consistent with Summit Materials’ fiscal year. Continental Cement’s fiscal year end in 2013 was December 28 compared to the calendar year ended December 31 in 2012 and 2011. The effect of this change to Summit Materials’ financial position, results of operations and liquidity was immaterial.

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All intercompany balances and transactions have been eliminated. The Company attributes consolidated member’s interests and net income separately to the controlling and noncontrolling interests. The Company accounts for investments in entities for which it has an ownership of 20% to 50% using the equity method of accounting.

Use of Estimates—The consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which require management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and reported amounts of revenue and expenses. Such estimates include the valuation of accounts receivable, inventories, goodwill, intangible and other long-lived assets, pension and other postretirement obligations, asset retirement obligations and the redeemable noncontrolling interest. Estimates also include revenue earned and costs to complete open contracts. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Management adjusts such estimates and assumptions when circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from estimates made. Changes in estimates, including those resulting from continuing changes in the economic environment, will be reflected in the Company’s consolidated financial statements in the period in which the change in estimate occurs.

Business and Credit Concentrations—The majority of Summit Materials’ customers are located in Texas, Kansas, Kentucky, Missouri and Utah. Summit Materials’ accounts receivable consist primarily of amounts due from customers within these areas. Collection of these accounts is, therefore, dependent on the economic conditions in the aforementioned states. However, credit granted within Summit Materials’ trade areas has been granted to a wide variety of customers. No single customer accounted for more than 10% of revenue in 2013, 2012 or 2011. Management does not believe that any significant concentrations of credit exist with respect to individual customers or groups of customers.

Accounts Receivable—Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the collectability of individual accounts. In establishing the allowance, management considers historical losses adjusted to take into account current market conditions and its customers’ financial condition, the amount of receivables in dispute, the current receivables aging and current payment terms. Balances that remain outstanding after reasonable collection efforts are exercised are written off through a charge to the valuation allowance.

The balances billed but not paid by customers, pursuant to retainage provisions included in contracts, will be due upon completion of the contracts.

Revenue and Cost Recognition—Revenue for product sales are recognized when evidence of an arrangement exists, the fee is fixed or determinable, title passes, which is generally when the product is shipped, and collection is reasonably assured. Product revenue includes sales of aggregates, cement and other materials to customers, net of discounts, allowances or taxes, as applicable. Internal product sales are eliminated from service revenue in the consolidated statements of operations.

Revenue from construction contracts are included in service revenue and are recognized under the percentage-of-completion accounting method. The percent complete is measured by the cost incurred to date compared to the estimated total cost of each project. This method is used as management considers expended cost to be the best available measure of progress on these contracts, the majority of which are completed within one year, but may occasionally extend beyond one year. Inherent uncertainties in estimating costs make it at least reasonably possible that the estimates used will change within the near term and over the life of the contracts.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance and completion. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are estimable. General and administrative costs are charged to expense as incurred.

Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income. Such revisions are recognized in the period in which they are determined. An amount equal to contract costs incurred that are attributable to claims is included in revenue when realization is probable and the amount can be reliably estimated.

Costs and estimated earnings in excess of billings are composed principally of revenue recognized on contracts (on the percentage-of-completion method) for which billings had not been presented to customers because the amount were not billable under the contract terms at the balance sheet date. In accordance with the contract terms, the unbilled receivables at December 28, 2013 will be billed in 2014. Billings in excess of costs and estimated earnings represent billings in excess of revenue recognized.

Revenue from the receipt of waste fuels is classified as service revenue and is based on fees charged for the waste disposal, which are recognized when the waste is accepted.

Inventories—Inventories consist of stone removed from quarries and processed for future sale, raw materials and finished concrete blocks. Inventories are valued at the lower of cost or market and are accounted for on a first-in first-out basis or an average cost basis. If items become obsolete or otherwise unusable or if quantities exceed what is projected to be sold within a reasonable period of time, they will be charged to costs of production in the period that the items are designated as obsolete or excess inventory. Stripping costs are costs of removing overburden and waste material to access aggregate materials and are recognized in cost of revenue in the same period as the revenue from the sale of the inventory.

Property, Plant and Equipment, net—Property, plant and equipment are recorded at cost, less accumulated depreciation, depletion and amortization. Expenditures for additions and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Repair and maintenance costs that do not substantially add to the productive capacity or extend the useful life of the asset are expensed as incurred.

Landfill airspace is included in property, plant and equipment at cost and is amortized based on utilization of the asset. Management reassesses the landfill airspace capacity with any changes in value recorded in cost of revenue. Capitalized landfill costs include expenditures for the acquisition of land and related airspace, engineering and permitting costs, cell construction costs and direct site improvement costs.

Upon disposal, the cost and related accumulated depreciation are removed from the Company’s accounts and any gain or loss is included in general and administrative expenses.

Depreciation on property, plant and equipment, including assets subject to capital leases, is computed on a straight-line basis or based on the economic usage over the estimated useful life of the asset. The estimated useful lives are generally as follows:

Buildings and improvements	7–40 years
Plant, machinery and equipment	3–40 years
Truck and auto fleet	3–10 years
Mobile equipment and barges	3–20 years
Landfill airspace and improvements	5–60 years

Depletion of mineral reserves is calculated for proven and probable reserves by the units of production method on a site-by-site basis. Leasehold improvements are amortized on a straight-line basis over the lesser of the asset’s useful life or the remaining lease term.

The Company reviews the carrying value of property, plant and equipment for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. Such indicators may include, among others, deterioration in general economic conditions, adverse changes in the markets in which an entity operates, increases in input costs that have a negative effect on earnings and cash flows or a trend of negative or declining cash flows over multiple periods. In addition, assets are assessed for impairment charges when identified for disposition. Projected losses from disposition are recognized in the period in which they become estimable, which may be in advance of the actual disposition. The net loss from asset dispositions recognized in general and administrative expenses in fiscal years 2013, 2012 and 2011 was $12.4 million, $2.6 million and $2.3 million, respectively. No material impairment charges have been recognized on assets held for use in 2013, 2012 or 2011. The losses are commonly a result of the cash flows expected from selling the asset being less than the expected cash flows that could be generated from holding the asset for use.

Accrued Mining and Landfill Reclamation—The mining reclamation reserve and financial commitments for landfill closure and post-closure activities are based on management’s estimate of future cost requirements to reclaim property at both currently operating and closed sites. Estimates of these obligations have been developed based on management’s interpretation of current requirements and proposed regulatory changes and are intended to approximate fair value. Costs are estimated in current dollars, inflated until the expected time of payment, using an inflation rate of 2.5%, and then discounted back to present value using a credit-adjusted, risk-free rate on obligations of similar maturity, adjusted to reflect the Company’s credit rating. Changes in the credit-adjusted, risk-free rate do not change recorded liabilities. However, subsequent increases in the recognized obligations are measured using a current credit-adjusted, risk-free rate. Decreases in the recognized obligations are measured at the initial credit-adjusted, risk-free rate.

Significant changes in inflation rates or the amount or timing of future cost estimates typically result in both (1) a current adjustment to the recorded liability (and corresponding adjustment to the asset) and (2) a change in accretion of the liability and depreciation of the asset to be recorded prospectively over the remaining capacity of the unmined quarry or landfill.

Intangible Assets—The Company’s intangible assets are primarily composed of lease agreements, reserve rights and trade names. The assets related to lease agreements are a result of the submarket royalty rates paid under agreements, primarily, for extracting aggregate. The values were determined as of the respective acquisition dates by a comparison of market-royalty rates to contract-royalty rates. The reserve rights relate to aggregate reserves to which the Company has the rights of ownership, but do not own the reserves. The intangible assets are amortized on a straight-line basis over the lives of the leases. Continental Cement’s trade name composes the majority of the remaining intangible assets. The following table shows intangible assets by type and in total:

	December 28, 2013			December 29, 2012
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Leases	$10,430	$(1,604)	$8,826	$8,940	$(1,092)	$7,848
Reserve rights	5,890	(221)	5,669	—	—	—
Trade names	1,020	(368)	652	1,020	(262)	758

Total intangible assets	$17,340	$(2,193)	$15,147	$9,960	$(1,354)	$8,606

Amortization expense in 2013, 2012 and 2011 was $0.8 million, $0.6 million and $0.5 million, respectively. The estimated amortization expense for intangible assets for each of the next five years and thereafter is as follows:

2014	$897
2015	897
2016	897
2017	893
2018	893
Thereafter	10,670

Total	$15,147

Goodwill—Goodwill represents the purchase price paid in excess of the fair value of net tangible and intangible assets acquired. Goodwill recorded in connection with the Company’s acquisitions is primarily attributable to the expected profitability, assembled workforces of the acquired businesses and the synergies expected to arise after the Company’s acquisition of those businesses. Goodwill is not amortized, but is tested annually for impairment as of the first day of the fourth quarter and whenever events or circumstances indicate that goodwill may be impaired. The test for goodwill impairment is a two-step process to first identify potential goodwill impairment for each reporting unit and then, if necessary, measure the amount of the impairment loss. Goodwill is tested for impairment based on the Company’s operating companies, which management has determined to be the Company’s reporting units, which are one level below its segments in the Central and West regions. The East region is considered to be a single reporting unit.

Income Taxes—As a limited liability company, Summit Materials’ federal and state income tax attributes are generally passed to Parent. However, certain of the Company’s subsidiaries are taxable entities, the provisions for which are included in the consolidated financial statements. For the Company’s taxable entities, deferred income tax assets and liabilities are computed for differences between the tax basis and financial statement amounts that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recognized for deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized.

The Company evaluates the tax positions taken on income tax returns that remain open to examination by the respective tax authorities from prior years and positions expected to be taken on the current year tax returns to identify uncertain tax positions. Interest and penalties are recorded in income tax expense.

Fair Value Measurements—The fair value accounting guidance establishes the following fair value hierarchy that prioritizes the inputs used to measure fair value:

Level 1	—	Unadjusted quoted prices for identical assets or liabilities in active markets.

Level 2	—	Inputs other than Level 1 that are based on observable market data, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in inactive markets, inputs that are observable that are not prices and inputs that are derived from or corroborated by observable markets.

Level 3	—	Valuations developed from unobservable data, reflecting the Company’s own assumptions, which market participants would use in pricing the asset or liability.

Assets and liabilities measured at fair value in the consolidated balance sheets as of year-end 2013 and 2012 are as follows:

	2013	2012
Accrued expenses:
Current portion of contingent consideration	$—	$746
Acquisition- related liabilities
Contingent consideration	$1,908	$1,908

Certain acquisitions made by the Company require the payment of additional consideration contingent upon the achievement of specified operating results, referred to as contingent consideration or earn-out obligations. These payments will not be made if earn-out thresholds are not achieved. No material earn-out payments have been made to date.

Summit Materials records contingent consideration at fair value on the acquisition date and then measures its fair value each reporting period. Any adjustments to fair value are recognized in earnings in the period identified. Management of the Company determines the appropriate policies and procedures to be used when determining the fair value of contingent consideration. Its fair values are based on unobservable inputs, or Level 3 assumptions, including projected probability-weighted cash payments and an 8.4% discount rate, which reflects the Company’s credit risk. Changes in fair value may occur as a result of a change in actual or projected cash payments, the probability weightings applied by the Company to projected payments or a change in the discount rate. Significant increases or decreases in any of these inputs in isolation could result in a significantly lower, or higher, fair value measurement. In 2012 and 2011, we recognized reductions to contingent consideration of $0.4 million and $10.3 million, respectively, due primarily to revised estimates of the probability of achieving the specified targets.

Financial Instruments—The Company’s financial instruments include certain acquisition-related liabilities (deferred consideration and noncompete obligations) and debt. The fair value of the deferred consideration and noncompete obligations approximate their carrying value of $28.3 million and $4.2 million, respectively, as of December 28, 2013 and $23.4 million and $7.4 million, respectively, as of December 29, 2012. The fair value was determined based on Level 3 inputs of the fair value hierarchy, including the cash payment terms in the purchase agreements and a discount rate reflecting the Company’s credit risk.

The fair value of long-term debt was approximately $696.5 million and $670.7 million as of December 28, 2013 and December 29, 2012, respectively, compared to its carrying value of $663.0 million and $639.8 million, respectively. Fair value was determined based on Level 2 inputs of the fair value hierarchy, including observable inputs, specifically quoted prices for these instruments in inactive markets. The fair value of Company’s revolving credit facility approximated its carrying value of $26.0 million at December 28, 2013.

Reclassifications – Certain amounts have been reclassified in prior periods to conform to the presentation in the consolidated financial statements as of and for the year ended December 28, 2013.

(2) Acquisitions

The Company has acquired a number of entities since its formation in 2009, which were financed through a combination of debt and contributions from Parent. The operations of each acquisition have been included in the Company’s consolidated results of operations since the respective dates of the acquisitions. The Company measures all assets acquired and liabilities assumed at their acquisition-date fair value.

2013 Acquisitions

Central region

•

On April 1, 2013, the Company acquired certain aggregates, ready-mixed concrete and asphalt assets of Lafarge North America, Inc. in and around Wichita, Kansas, with borrowings under the Company’s senior secured revolving credit facility.

West region

•

On April 1, 2013, the Company acquired all of the membership interests of Westroc, LLC, an aggregates and ready-mixed concrete provider near Salt Lake City, Utah, with borrowings under the Company’s senior secured revolving credit facility.

2012 Acquisitions

Central region

•

On February 29, 2012, the Company acquired certain assets of Norris Quarries, LLC, an aggregates business in northwest Missouri, with proceeds from debt, including the Company’s senior secured revolving credit facility.

West region

•	On November 30, 2012, the Company acquired all of the stock of Sandco, Inc., an aggregates and ready-mixed concrete business in Colorado, with cash on-hand.

East region

•	On October 5, 2012, the Company acquired certain assets of Kay & Kay Contracting, LLC, an aggregates, asphalt and paving business in Kentucky, with cash on-hand.

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

	Year ended
	December 28, 2013	December 29, 2012
Revenue	$916,201	$976,797
Net loss	(103,679)	(45,976)

The purchase price allocation for the 2012 and 2013 acquisitions has been finalized. The following table summarizes aggregated information regarding the fair values of the assets acquired and liabilities assumed as of the respective acquisition dates in 2013 and 2012:

	2013	2012
Financial assets	$8,302	$1,397
Inventories	3,954	6,988
Property, plant and equipment	40,580	21,543
Other assets	52	1,330
Intangible assets (1)	7,428	3,172
Financial liabilities	(6,164)	(944)
Other long-term liabilities	(1,050)	(364)

Net assets acquired	53,102	33,122
Goodwill	16,120	26,230

Total purchase price	69,222	59,352

Noncash transactions:
Acquisition related liabilities	(7,902)	(10,547)
Other	281	(48)

Total noncash transactions	(7,621)	(10,595)

Net cash paid for acquisitions	$61,601	$48,757

(1)

Intangible assets acquired relate to aggregate reserves to which the Company has the rights of ownership, but do not own the reserves ($5.9 million) and the differential between contractual lease rates and market rates for leases of aggregate reserves and office space. The acquired intangible assets in total, the reserve rights and the lease assets have weighted-average lives of 18 years, 20 years and 11 years, respectively.

(3) Goodwill

As of December 28, 2013, the Company had eight reporting units with goodwill for which the annual goodwill impairment test was completed. The first step of the goodwill impairment test employed by the Company compares the fair value of the reporting units to their carrying values. Management estimates the fair value of the reporting units primarily based on the discounted projected cash flows of the underlying operations. A number of significant assumptions and estimates are required to forecast operating cash flows, including macroeconomic trends in the public infrastructure and private construction industry, the timing of work embedded in backlog, performance and profitability under contracts, expected success in securing future sales and the appropriate interest rate used to discount the projected cash flows. These assumptions may vary significantly among the reporting units. This discounted cash flow analysis is corroborated by “top-down” analyses, including a market assessment of the Company’s enterprise value.

During the annual test performed as of the first day of the fourth quarter of 2013, management concluded that the estimated fair value of the Utah-based operations in the West region and the East region were less than their carrying values. The estimated fair value of these operating units was estimated by applying a 50 percent weighting to both the discounted cash flow valuation and the market assessment, a discount rate of 11.0% and internal growth projections.

The second step of the test requires the allocation of the reporting unit’s fair value to its assets and liabilities, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill is less than the carrying value, the difference is recorded as an impairment loss. Based on the step two analysis, goodwill impairment charges recognized in the year ended December 28, 2013 was $68.2 million, as a result of current uncertainties in the timing of a sustained recovery in the construction industry. No impairment charges were recognized prior to 2013.

The following table presents goodwill by reportable segments and in total:

	Central	West	East	Total
Beginning Balance- December 31, 2011	$53,585	$91,598	$8,192	$153,375
Acquisitions	19,204	(205)	6,746	25,745

Balance, December 29, 2012	72,789	91,393	14,938	179,120
Acquisitions	—	16,120	—	16,120
Impairment	—	(53,264)	(14,938)	(68,202)

Balance, December 28, 2013	$72,789	$54,249	$—	$127,038

(4) Discontinued Operations

The Company’s discontinued operations include a railroad construction and repair business (referred to herein as railroad), environmental remediation operations and certain concrete paving operations. The railroad business involved building and repairing railroad sidings. The environmental remediation operations primarily involved the repair of retaining walls along highways in Kentucky and the removal and remediation of underground fuel storage tanks. The railroad and environmental remediation operations were sold in 2012 in separate transactions for aggregate proceeds of $3.1 million. The concrete paving operations were wound down in the second quarter of 2013 and, as of March 7, 2014, all assets have been sold. The results of these operations have been removed from the results of continuing operations for all periods presented. Prior to recognition as discontinued operations, all of these businesses were included in the East region’s operations.

Debt and interest expense were not allocated to these businesses since there was no debt specifically attributable to the operations. The discontinued businesses are organized within a limited liability company that passes its tax attributes for federal and state tax purposes to its parent company and is generally not subject to federal or state income tax. The railroad, environmental remediation and concrete paving businesses’ revenue and loss before income tax expense, including an immaterial gain on sale, in fiscal years 2013, 2012 and 2011 are summarized below:

	2013	2012	2011
Total revenue	$3,884	$50,152	$49,537
Loss from discontinued operations before income tax expense	528	3,546	5,201

(5) Accounts Receivable, Net

Accounts receivable, net consists of the following as of year-end 2013 and 2012:

	2013	2012
Trade accounts receivable	$85,188	$88,637
Retention receivables	15,966	13,181
Receivables from related parties	202	1,871

Accounts receivable	101,356	103,689
Less: Allowance for doubtful accounts	(2,019)	(3,391)

Accounts receivable, net	$99,337	$100,298

Retention receivables are amounts earned by the Company, but held by customers until projects have been fully completed or near completion. Amounts are expected to be billed and collected within a year.

(6) Inventories

Inventories consist of the following as of year-end 2013 and 2012:

	2013	2012
Aggregate stockpiles	$70,300	$62,872
Finished goods	11,207	9,342
Work in process	2,623	2,679
Raw materials	12,302	18,084

Total	$96,432	$92,977

(7) Property, Plant and Equipment, net

Property, plant and equipment, net consist of the following as of year-end 2013 and 2012:

	2013	2012
Land (mineral bearing) and asset retirement costs	$107,007	$106,135
Land (non-mineral bearing)	81,331	69,560
Buildings and improvements	77,535	78,168
Plants, machinery and equipment	680,942	623,949
Truck and auto fleet	19,165	19,399
Landfill airspace and improvements	46,841	46,841
Construction in progress	29,560	20,734
Other	1,779	5,134

Property, plant and equipment	1,044,160	969,920
Less accumulated depreciation, depletion and amortization	(212,382)	(156,313)

Property, plant and equipment, net	$831,778	$813,607

Depreciation, depletion and amortization expense of property, plant and equipment was $71.4 million, $68.6 million and $61.8 million for the years ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively.

Property, plant and equipment at year-end 2013 and 2012 include $11.3 million (net of $1.3 million accumulated amortization) and $3.1 million (net of $0.2 million accumulated amortization), respectively, of capital leases for certain equipment and a building. Approximately $2.1 million of the future obligations associated with the capital leases are included in accrued expenses and the present value of the remaining capital lease payments is included in other noncurrent liabilities on the consolidated balance sheets. Future minimum rental commitments under long-term capital leases are $2.1 million, $1.1 million, $2.9 million, $0.4 million and $0.4 million for the years ended 2014, 2015, 2016, 2017 and 2018, respectively.

(8) Debt

Debt as of year-end 2013 and 2012 are summarized as follows:

	2013	2012
Senior secured credit facility, revolver due 2017	$26,000	$—

Long-term debt:
$250.0 million senior notes, net of discount of $4.0 million at December 28, 2013 and $4.7 million at December 29, 2012	$245,971	$245,303
$419.9 million senior secured credit facility, term loan net of discount of $2.9 million at December 28, 2013 and $3.5 million at December 29, 2012	417,016	394,540

Total	662,987	639,843
Current portion of long-term debt	4,220	4,000

Long-term debt	$658,767	$635,843

Accrued interest expense on long-term debt as of year-end 2013 and 2012 was $17.1 million and $19.7 million, respectively, and is included in accrued expenses on the consolidated balance sheets.

The total contractual payments of long-term debt for the five years subsequent to December 28, 2013 are as follows:

2014	$4,220
2015	4,220
2016	5,275
2017	4,220
2018	3,165
Thereafter	648,790

Total	669,890
Less: Original issue discount	(6,903)

Total debt	$662,987

Summit Materials and Summit Materials Finance Corp. issued $250.0 million aggregate principal amount of 10.5% Senior Notes due January 31, 2020 (“Senior Notes”) under an indenture dated January 30, 2012 (as amended and supplemented, the “Indenture”). In addition to the Senior Notes, the Company has a credit facility which provides for term loans in an aggregate amount of $422.0 million and revolving credit commitments in an aggregate amount of $150.0 million (the “Senior Secured Credit Facility”). The debt was initially issued with an original issuance discount of $9.5 million, which was recorded as a reduction to debt and is being accreted as interest expense over the term of the debt. As a result of these transactions, $9.5 million of financing fees were charged to earnings in the year ended December 29, 2012.

Senior Notes—The Senior Notes bear interest at 10.5% per year, payable semi-annually in arrears; interest payments commenced on July 31, 2012. The Indenture contains covenants limiting, among other things, the Company and its restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred shares, pay dividends, redeem stock or make other distributions, make certain investments, sell or transfer certain assets, create liens, consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets, enter into certain transactions with affiliates, and designate subsidiaries as unrestricted subsidiaries. The Indenture also contains customary events of default. As of December 28, 2013 and December 29, 2012, the Company was in compliance with all covenants.

Senior Secured Credit Facility—Under the Senior Secured Credit Facility, the Company has entered into term loans totaling $422.0 million with required principal repayments of 0.25% of term debt due on the last business day of each March, June, September and December. In February 2013, the Company consummated a repricing, which included additional borrowings of $25.0 million, an interest rate reduction of 1.0% and a deferral of the March 2013 principal payment. The unpaid principal balance is due in full on the maturity date, which is January 30, 2019. As a result of this repricing, $3.1 million of financing fees were charged to earnings in the year ended December 28, 2013. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. Our senior secured credit facilities include an uncommitted incremental facility that will allow us the option to increase the amount available under the term loan facility and/or the senior secured revolving credit facility by (i) $135.0 million plus (ii) an additional amount so long as we are in pro forma compliance with a consolidated first lien net leverage ratio. The term loans bear interest per annum equal to, at the Company’s option, either (i) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A. and (c) the British Bankers Association London Interbank Offered Rate (“LIBOR”) plus 1.00%, subject to a base rate floor of 2.25%, plus an applicable margin of 2.75% for base rate loans, or (ii) a LIBOR rate determined by reference to Reuters prior to the interest period relevant to such borrowing adjusted for certain additional costs, subject to a LIBOR floor of 1.25% plus an applicable margin of 3.75% for LIBOR rate loans. The interest rate in effect at December 28, 2013 was 5.0%.

Under the Senior Secured Credit Facility, the Company has revolving credit commitments of $150.0 million. The revolving credit facility matures on January 30, 2017 and bears interest per annum equal to, at the Company’s option, either (i) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A. and (c) LIBOR plus 1.00%, plus an applicable margin of 2.5% for base rate loans or (ii) a LIBOR rate determined by reference to Reuters prior to the interest period relevant to such borrowing adjusted for certain additional costs plus an applicable margin of 3.5% for LIBOR rate loans. The interest rate in effect at December 28, 2013 was 4.4%.

There was $26.0 million outstanding under the revolver facility as of December 28, 2013, leaving remaining borrowing capacity of $105.7 million, which is net of $18.3 million of outstanding letters of credit. The outstanding letters of credit are renewed annually and support required bonding on construction projects and the Company’s insurance liabilities.

The Company must adhere to certain financial covenants related to its debt and interest leverage ratios, as defined in the Senior Secured Credit Facility. The consolidated first lien net leverage ratio, reported each quarter, should be no greater than 4.75:1.0 from January 1, 2013 through June 30, 2014; 4.50:1.0 from July 1, 2014 through June 30, 2015, and 4.25:1.0 thereafter. The interest coverage ratio must be at least 1.70:1.0 from January 1, 2013 through December 31, 2014 and 1.85:1.0 thereafter. As of December 28, 2013 and December 29, 2012, the Company was in compliance with all covenants. The Company’s 100 percent-owned subsidiary companies and its non wholly-owned subsidiary, Continental Cement, subject to certain exclusions and exceptions are named as subsidiary guarantors of the Senior Notes and the Senior Secured Credit Facility. In addition, the Company has pledged substantially all of its assets as collateral, subject to certain exclusions and exceptions, for the Senior Secured Credit Facility.

As of December 28, 2013 and December 29, 2012, $11.5 million and $12.6 million, respectively, of deferred financing fees were being amortized over the term of the debt using the effective interest method.

(9) Member’s Interest

The Company’s membership interests are held by Parent. Business affairs of the Company are managed by the Board of Directors (“Board”) of Summit Materials Holdings, GP, Ltd., the general partner of Parent, which, as of December 28, 2013, was composed of six directors. Directors of the Board are appointed by the unit holders of Parent, which is the indirect sole member of the Company.

(10) Income Taxes

For the years ended 2013, 2012 and 2011, income taxes consist of the following:

	2013	2012	2011
Provision for income taxes:
Current	$1,761	$(452)	$5,382
Deferred	(4,408)	(3,468)	(1,974)

Income tax (benefit) expense	$(2,647)	$(3,920)	$3,408

The effective tax rate on pre-tax income differs from the U.S. statutory rate due to the following:

	2013	2012	2011
Income tax benefit at federal statutory tax rate	$(37,160)	$(19,074)	$(6,895)
Book loss not subject to income tax	32,801	16,167	13,790
State and local income taxes	130	(90)	666
Depletion expense	(411)	(377)	(372)
Domestic production activities deduction	—	—	(273)
Goodwill impairment	1,046	—	—
Bargain purchase gain	—	—	(4,250)
Effective rate change	—	(532)	627
Valuation allowance	729	36	(360)
Other	218	(50)	475

Income tax (benefit) provision	$(2,647)	$(3,920)	$3,408

The following table summarizes the components of the net deferred income tax liability as of year-end 2013 and 2012:

	2013	2012
Deferred tax assets (liabilities):
Mining reclamation reserve	$1,502	$1,449
Accelerated depreciation	(33,146)	(34,733)
Net operating loss	2,227	2,134
Capital losses on securities	997	989
Landfill closure reserve	(63)	(30)
Working capital (e.g., accrued compensation, prepaid assets)	2,399	3,101

Deferred tax liabilities, net	(26,084)	(27,090)
Less valuation allowance on loss carryforwards	(1,826)	(1,025)

Total	$(27,910)	$(28,115)

Included in accompanying consolidated balance sheets under the following captions:
Other current assets	$2,316	$2,275
Other noncurrent liability	(30,226)	(30,390)

Total	$(27,910)	$(28,115)

In assessing the realizability of deferred tax assets as of year-end 2013 and 2012, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible (including the effect of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment. Management anticipates the deferred income tax asset related to losses on securities and net operating losses will not be fully utilized before their expiration in 2014; therefore, a valuation allowance has been recorded as of year-end 2013 and 2012. In 2011, $0.8 million of capital loss was carried back for a tax benefit recovery of $0.3 million. The remaining capital loss of $1.0 million is not expected to be utilized; therefore, the remaining balance has been fully reserved in the valuation allowance as of year-end 2013. At December 28, 2013, the Company has net operating loss carryforwards for federal and state income tax purposes of $5.2 million and $0.7 million, respectively, which are available to offset future federal and state taxable income, if any, through 2033.

Summit Materials does not have any uncertain tax positions as of December 28, 2013. Tax years from 2010 to 2013 remain open and subject to audit by federal and state tax authorities. No income tax expense or benefit was recognized in other comprehensive loss in 2013, 2012 or 2011.

(11) Employee Benefit Plans

Deferred Compensation Plan—The Company sponsors employee 401(k) savings plans for all salaried employees and certain union employees. The plans provide for various required and discretionary Company matches of employees’ eligible compensation contributed to the plans. The expense for all defined contribution plans amounted to $2.3 million, $2.2 million and $1.9 million for the years ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively.

Defined Benefit and Other Postretirement Benefits Plans—The Company’s subsidiary, Continental Cement, sponsors two noncontributory defined benefit pension plans for hourly and salaried employees. The salaried employee pension plan was closed to new participants and frozen in January 2000 and the hourly employee pension plan was closed to new participants in May 2003 and frozen in January 2014. Pension benefits for certain eligible hourly employees are based on a monthly pension factor for each year of credited service. Pension benefits for certain eligible salaried employees are generally based on years of service and average eligible compensation.

Continental Cement also sponsors unfunded healthcare and life insurance benefits plan for certain eligible retired employees. Effective January 1, 2012, the Company eliminated all future retiree health and life coverage for active salaried, nonunion hourly and certain union employees that retire on or after January 1, 2012. Effective January 1, 2014, the plan was amended to eliminate all future retiree health and life coverage for the remaining union employees.

The funded status of the pension and other postretirement benefit plans is recognized in the consolidated balance sheets as the difference between the fair value of plan assets and the benefit obligations. For defined benefit pension plans, the benefit obligation is the projected benefit obligation (“PBO”) and for the other postretirement benefit plans, the benefit obligation is the accumulated postretirement benefit obligation (“APBO”). The PBO represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels. However, since the plans’ participants are not subject to future compensation increases, the plans’ PBO equals the APBO. The APBO represents the actuarial present value of postretirement benefits attributed to employee services already rendered. The fair value of plan assets represents the current market value of assets held by an irrevocable trust fund for the sole benefit of participants. The measurement of the benefit obligations are based on the Company’s estimates and actuarial valuations. These valuations reflect the terms of the plan and use participant-specific information, such as compensation, age and years of service, as well as certain assumptions that require significant judgment, including estimates of discount rates, expected return on plan assets, rate of compensation increases, interest-crediting rates and mortality rates.

The Company uses its fiscal year-end as the measurement date for its defined benefit pension and other postretirement benefit plans.

Obligations and Funded Status—The following information is as of year-end 2013 and 2012 and for the years ended December 28, 2013, December 29, 2012 and December 31, 2011:

	2013		2012
	Pension	Other	Pension	Other
	benefits	benefits	benefits	benefits
Change in benefit obligations:
Beginning of period	$28,674	$15,810	$26,514	$14,467
Service cost	295	236	276	207
Interest cost	963	513	1,055	585
Actuarial (gain) loss	(2,674)	(1,048)	2,347	1,597
Special termination benefits	—	39	—	—
Benefits paid	(1,614)	(1,395)	(1,518)	(1,046)

End of period	25,644	14,155	28,674	15,810

Change in fair value of plan assets:
Beginning of period	17,863	—	16,639	—
Actual return on plan assets	1,512	—	1,205	—
Employer contributions	1,313	1,395	1,537	1,046
Benefits paid	(1,614)	(1,395)	(1,518)	(1,046)

End of period	19,074	—	17,863	—

Funded status of plans	$(6,570)	$(14,155)	$(10,811)	$(15,810)

Current liabilities	$—	$(1,268)	$—	$(1,055)
Noncurrent liabilities	(6,570)	(12,887)	(10,811)	(14,755)

Liability recognized	$(6,570)	$(14,155)	$(10,811)	$(15,810)

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$4,831	$4,139	$8,056	$5,501
Prior service cost	—	(1,346)	—	(1,526)

Total amount recognized	$4,831	$2,793	$8,056	$3,975

The amount recognized in accumulated other comprehensive income (“AOCI”) is the actuarial loss and prior service cost, which has not yet been recognized in periodic benefit cost, adjusted for amounts allocated to the redeemable noncontrolling interest. At December 28, 2013, the actuarial loss expected to be amortized from AOCI to periodic benefit cost in 2014 is $0.1 million and $0.2 million for the pension and postretirement obligations, respectively.

	2013		2012		2011
	Pension	Other	Pension	Other	Pension	Other
	benefits	benefits	benefits	benefits	benefits	benefits
Amounts recognized in other comprehensive (gain) loss:
Net actuarial (gain) loss	$(2,838)	$(1,048)	$2,444	$1,597	$4,066	$3,390
Prior service cost	—	180	—	—	—	(1,705)
Amortization of prior year service cost	—	—	—	180	—	—
Amortization of (gain) loss	(387)	(314)	(261)	(312)	(5)	(71)

Total amount recognized	$(3,225)	$(1,182)	$2,183	$1,465	$4,061	$1,614

Components of net periodic benefit cost:
Service cost	$295	$236	$276	$207	$275	$227
Interest cost	963	513	1,055	585	1,161	710
Amortization of loss	387	314	262	312	5	69
Expected return on plan assets	(1,348)	—	(1,301)	(180)	(1,400)	—
Special termination benefits	—	39	—	—	—	—
Amortization of prior service credit	—	(180)	—	—	—	—

Net periodic benefit cost	$297	$922	$292	$924	$41	$1,006

Assumptions—Weighted-average assumptions used to determine the benefit obligations as of year-end 2013 and 2012 are:

	2013		2012
	Pension benefits	Other benefits	Pension benefits	Other benefits
Discount rate	4.21% - 4.46%	4.33%	3.30% - 3.57%	3.41%
Expected long-term rate of return on plan assets	7.50%	N/A	7.50%	N/A

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 28, 2013, December 29, 2012 and December 31, 2011:

	2013		2012		2011
	Pension benefits	Other benefits	Pension benefits	Other benefits	Pension benefits	Other benefits
Discount rate	3.30% - 3.57%	3.41%	3.89% - 4.07%	4.00%	4.94% - 5.12.%	5.07%
Expected long-term rate of return on plan assets	7.50%	N/A	7.50%	N/A	8.50%	N/A

The expected long-term return on plan assets is based upon the Plans’ consideration of historical and forward-looking returns and the Company’s estimation of what a portfolio, with the target allocation described below, will earn over a long-term horizon. The discount rate is derived using the Citigroup Pension Discount Curve.

Assumed health care cost trend rates are 9% grading to 7% and 9% grading to 7% as of year-end 2013 and 2012, respectively. Assumed health care cost trend rates have a significant effect on the amounts reported for the Company’s post retirement medical and life plans. A one percentage-point change in assumed health care cost trend rates would have the following effects as of year-end 2013 and 2012:

	2013		2012
	Increase	Decrease	Increase	Decrease
Total service cost and interest cost components	$66	$(55)	$73	$(63)
Estimated APBO	1,251	(1,073)	1,555	(1,331)

Plan Assets—The defined benefit pension plans’ (the “Plans”) investment strategy is to minimize investment risk while generating acceptable returns. The Plans currently invest a relatively high proportion of the plan assets in fixed income securities, while the remainder is invested in equity securities, cash reserves and precious metals. The equity securities are diversified into funds with growth and value investment strategies. The target allocation for plan assets is as follows: equity securities – 30%; fixed income securities –63%; cash reserves –5%; and precious metals –2%. The Plans’ current investment allocations are within the tolerance of the target allocation. The Company had no Level 3 investments as of or for the years ended December 28, 2013 and December 29, 2012.

At year-end 2013 and 2012, the Plans’ assets were invested predominantly in fixed-income securities and publicly traded equities, but may invest in other asset classes in the future subject to the parameters of the investment policy. The Plans’ investments in fixed-income assets include U.S. Treasury and U.S. agency securities and corporate bonds. The Plans’ investments in equity assets include U.S. and international securities and equity funds. The Company estimates the fair value of the Plans’ assets using various valuation techniques and, to the extent available, quoted market prices in active markets or observable market inputs. The descriptions and fair value methodologies for the Plans’ assets are as follows:

Fixed Income Securities—Corporate and government bonds are classified as Level 2 assets, as they are either valued at quoted market prices from observable pricing sources at the reporting date or valued based upon comparable securities with similar yields and credit ratings.

Equity Securities—Equity securities are valued at the closing market price reported on a U.S. exchange where the security is actively traded and are therefore classified as Level 1 assets.

Cash—The carrying amounts of cash approximate fair value due to the short-term maturity.

Precious Metals—Precious metals are valued at the closing market price reported on a U.S. exchange where the security is actively traded and are therefore classified as Level 1 assets.

The fair value of the Company’s pension plans’ assets by asset class and fair value hierarchy level as of year-end 2013 and 2012 are as follows:

	2013
	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Observable inputs (Level 2)
Fixed income securities:
Intermediate—government	$1,647	$—	$1,647
Intermediate—corporate	3,138	—	3,138
Short-term—government	2,168	—	2,168
Short-term—corporate	4,040	—	4,040
Equity securities:
U.S. Large cap value	1,221	1,221	—
U.S. Large cap growth	1,536	1,536	—
U.S. Mid cap value	600	600	—
U.S. Mid cap growth	603	603	—
U.S. Small cap value	610	610	—
U.S. Small cap growth	599	599	—
International	889	889	—
Cash	1,665	1,665	—
Precious metals	358	358	—

Total	$19,074	$8,081	$10,993

	2012
	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Observable inputs (Level 2)
Fixed income securities:
Intermediate—government	$1,247	$—	$1,247
Intermediate—corporate	4,402	—	4,402
Short-term—government	2,038	—	2,038
Short-term—corporate	3,123	—	3,123
Equity securities:
U.S. Large cap value	1,063	1,063	—
U.S. Large cap growth	1,037	1,037	—
U.S. Mid cap value	542	542	—
U.S. Mid cap growth	536	536	—
U.S. Small cap value	546	546	—
U.S. Small cap growth	539	539	—
International	1,134	1,134	—
Cash	1,656	1,656	—

Total	$17,863	$7,053	$10,810

Cash Flows—The Company expects to contribute approximately $1.0 million and $1.3 million in 2014 to its pension plans and other postretirement benefit plans, respectively.

The estimated benefit payments for each of the next five years and the five-year period thereafter are as follows:

	Pension benefits	Other benefits
2014	$1,694	$1,269
2015	1,704	1,109
2016	1,739	1,130
2017	1,737	963
2018	1,774	1,018
2019 - 2023	8,667	4,512

Total	$17,315	$10,001

(12) Accrued Mining and Landfill Reclamation

The Company has asset retirement obligations arising from regulatory requirements to perform certain reclamation activities at the time that certain quarries and landfills are closed, which are primarily included in other noncurrent liabilities on the consolidated balance sheets. The current portion of the liabilities, $0.5 million and $0.4 million as of December 28, 2013 and December 29, 2012, respectively, is included in accrued and other liabilities on the consolidated balance sheets. The liability was initially measured at fair value and subsequently is adjusted for accretion expense, payments and changes in the amount or timing of the estimated cash flows. The corresponding asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s remaining useful life. The following table presents the activity for the asset retirement obligations for the years ended December 28, 2013 and December 29, 2012:

	2013	2012
Beginning balance	$14,844	$13,328
Acquired obligations	286	364
Change in cost estimate	721	604
Settlement of reclamation obligations	(1,201)	(77)
Additional liabilities incurred	414	—
Accretion expense	717	625

Ending balance	$15,781	$14,844

(13) Commitments and Contingencies

Litigation and Claims—Summit Materials is party to certain legal actions arising from the ordinary course of business activities. In the opinion of management, these actions are without merit or the ultimate disposition, if any, resulting from them will not have a material effect on Summit Materials’ consolidated financial position, results of operations or liquidity. Summit Materials’ policy is to record legal fees as incurred.

The Company is obligated under an indemnification agreement entered into with the sellers of Harper Contracting, Inc., Harper Sand and Gravel, Inc., Harper Excavating, Inc., Harper Ready Mix Company, Inc. and Harper Investments, Inc. (collectively, “Harper”) for the sellers’ ownership interests in a joint venture agreement. Summit Materials has the rights to any benefits under the joint venture as well as the assumption of any obligations, but does not own equity interests in the joint venture. The joint venture has incurred significant losses on a highway project in Utah, which have resulted in requests for funding from the joint venture partners and ultimately from the Company. Through year-end 2013, the Company has funded $8.8 million, $4.0 million in 2012 and $4.8 million in 2011. In 2012 and 2011, the Company recognized losses on the indemnification agreement of $8.0 million and $1.9 million, respectively, which are included in general and administrative expenses. As of year-end 2013 and 2012, an accrual of $4.3 million was recorded in other noncurrent liabilities as management’s best estimate of future funding obligations.

In February 2011, the Company incurred a property loss related to a sunken barge with cement product aboard. In the year-ended December 28, 2013, the Company recognized $0.8 million of charges for lost product aboard the barge and costs to remove the barge from the waterway. As of December 28, 2013 and December 29, 2012, $0.9 million is included in accrued expenses as management’s best estimate of the remaining costs to remove the barge.

Environmental Remediation—Summit Materials’ mining operations are subject to and affected by federal, state and local laws and regulations relating to the environment, health and safety and other regulatory matters. These operations require environmental operating permits, which are subject to modification, renewal and revocation. Summit Materials regularly monitors and reviews its operations, procedures and policies for compliance with these laws and regulations. Despite these compliance efforts, risk of environmental liability is inherent in the operation of Summit Materials’ business, as it is with other companies engaged in similar businesses and there can be no assurance that environmental liabilities will not have a material adverse effect on Summit Materials’ consolidated financial position, results of operations or liquidity.

Other—During the course of business, there may be revisions to project costs and conditions that can give rise to change orders. Revisions can also result in claims we might make against the customer or a subcontractor to recover project variances that have not been satisfactorily addressed through change orders with the customer. As of year-end 2013 and 2012, unapproved change orders and claims were $3.2 million ($0.5 million in costs and estimated earnings in excess of billings and $2.7 million in other assets) and $4.8 million ($1.6 million in costs and estimated earnings in excess of billings and $3.2 million in other assets), respectively.

The Company is obligated under various firm purchase commitments for certain raw materials and services that are in the ordinary course of business. Management does not expect any significant changes in the market value of these goods and services during the commitment period that would have a material adverse effect on the financial position, results of operations, and cash flows of the Company. The terms of the purchase commitments are generally less than one year.

(14) Related-Party Transactions

The Company incurred management fees paid to Blackstone Management Partners L.L.C. (“BMP”) totaling $2.6 million, $2.1 million and $3.0 million in 2013, 2012 and 2011, respectively, under terms of an agreement dated July 30, 2009, between Parent and BMP. Under the terms of the agreement, BMP is permitted to, and has, assigned a portion of the fees to which it is entitled to receive to Silverhawk Summit, L.P. and to certain members of management. The fees were paid for consultancy services related to acquisition activities and are included in general and administrative expenses.

The Company purchased equipment from a noncontrolling member of Continental Cement for approximately $2.3 million, inclusive of $0.1 million of interest, in 2011, which was paid for in 2012.

Summit Materials earned revenue of $0.6 million, $7.9 million and $8.6 million and incurred costs of $0.2 million, $0.2 million and $0.7 million in connection with several transactions with unconsolidated affiliates for the years ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively. As of December 28, 2013 and December 29, 2012, accounts receivable from affiliates was $0.4 million and $1.9 million, respectively, and accounts payable to affiliates was zero and $0.2 million, respectively.

Cement sales to companies owned by certain noncontrolling members of Continental Cement were approximately $12.7 million, $12.5 million and $9.5 million for the years ended December 28, 2013, December 29, 2012 and December 2011, respectively, and accounts receivable due from these parties were approximately $0.2 million and $1.0 million as of December 28, 2013 and December 29, 2012, respectively.

As of year-end 2013 and 2012, the Company had accrued interest payments of $0.7 million and $2.1 million, respectively, due to a certain noncontrolling member for a related-party note, which is expected to be paid in 2014. The principal balance on the note was repaid as part of the January 2012 financing transactions.

(15) Acquisition-Related Liabilities

A number of acquisition-related liabilities have been recorded subject to terms in the relevant purchase agreements. There are three main categories of such obligations, deferred consideration, noncompete payments and earn-out obligations. Noncompete payments have been accrued where certain former owners of newly acquired companies have entered into standard noncompete arrangements. Subject to terms and conditions stated in these noncompete agreements, payments are generally made over a five-year period. Deferred consideration is purchase price consideration paid in the future as agreed to in the purchase agreement and is not contingent on future events. Deferred consideration is scheduled to be paid in years ranging from 5 to 20 years in either monthly, quarterly or annual installments. The remaining payments due under these noncompete and deferred consideration agreements are as follows:

2014	$10,790
2015	6,742
2016	5,950
2017	5,910
2018	5,370
Thereafter	9,963

Total scheduled payments	44,725
Present value adjustments	(12,242)

Total noncompete obligations and deferred consideration	$32,483

Accretion on the deferred consideration and noncompete obligations is recorded in interest expense.

(16) Supplemental Cash Flow Information

Supplemental cash flow information for the years ended December 28, 2013, December 29, 2012 and December 31, 2011 is as follows:

	2013	2012	2011
Cash payments:
Interest	$52,001	$36,357	$41,790
Income taxes	457	799	5,608

(17) Leasing Arrangements

Rent expense, including short-term rentals, during the years ended December 28, 2013, December 29, 2012 and December 31, 2011 was $4.0 million, $3.5 million and $4.3 million, respectively. The Company has lease agreements associated with quarry facilities under which royalty payments are made. The payments are generally based on tons sold in a particular period; however, certain agreements have minimum annual payments. Royalty expense recorded in cost of revenue during the years ended December 28, 2013, December 29, 2012 and December 31, 2011 was $4.5 million, $3.9 million and $3.1 million, respectively. Minimum contractual commitments under long-term operating leases, which primarily relate to land, plant and equipment and under royalty agreements as of December 28, 2013, are as follows:

	Operating Leases	Royalty Agreements
2014	$4,034	$2,044
2015	3,890	2,065
2016	3,098	1,974
2017	2,376	2,047
2018	1,983	1,434

(18) Redeemable Noncontrolling Interest

The Company owns 100 Class A Units of Continental Cement, which represent an approximately 70% economic interest and have a preference in liquidation to the Class B Units. Continental Cement issued 100,000,000 Class B Units in May 2010, which remain outstanding and represent an approximately 30% economic interest.

Continental Cement’s Class A Units include a cumulative distribution preference which requires, to the extent distributions are authorized by its Board of Directors, Continental Cement Class A Units receive, prior to any distributions to the Class B Unit holders, a priority return of 11% accruing daily and compounding annually on each anniversary of the date of issuance to Class A Unit holders. To the extent the priority return is not made in a given year, the amount of the priority return will increase the liquidation preference of the Class A Units up to an 80% allowable sharing percentage in distributions and liquidation proceeds. The Company holds all the Class A Units. No distributions are currently anticipated.

The Continental Cement Amended and Restated Limited Liability Company Agreement (as amended, the “LLC Agreement”) provides Summit Materials with a call option that allows the Company to call the Class B Units held by the owners of Continental Cement prior to Summit Materials’ purchase of the Class A Units (“Rollover Members”), at a strike price that approximates fair value, on the earlier of May 2016, on the date that Summit Materials affects an initial public offering or upon any other change of control of Summit Materials. The Rollover Members have a put option that allows them to put the Class B Units to Summit Materials, at a strike price that approximates fair value, exercisable if there is a change of control of the Summit Materials Class A Units, or after May 2016. Finally, the LLC Agreement includes transfer restrictions which prohibit the Rollover Members from transferring their Class B Units without the consent of the Board of Continental Cement.

Because the Class B Units can be put to Continental Cement by the Rollover Members in the future based on the passage of time, which can be accelerated upon the occurrence of a contingent event, Summit Materials’ noncontrolling interest is classified in temporary equity. The redemption value is based upon the estimated fair value of Continental Cement, which is valued using Level 3 inputs. Summit Materials elected to accrete changes in the redemption value of the noncontrolling interest over the period from the date of issuance to the earliest anticipated redemption date of the instrument, which is currently May 2016, using an interest method. The accretion is as an adjustment to the consolidated accumulated deficit. The redemption value of the redeemable noncontrolling interest as of year-end 2013 and 2012 approximated its carrying value.

(19) Employee Long Term Incentive Plan

Certain employees of the Company hold Class D unit interests in Parent that provide rights to cash distributions based on a predetermined distribution formula upon the general partner of Parent declaring a distribution.

Certain of the Class D units vest with the passage of time (time-vesting interests) and the remaining vest when certain investment returns are achieved by the investors of Parent (performance-vesting interests). Of the time-vesting-interests, 20% vest on the first anniversary and the remaining 80% vest monthly over a period of four years following the first anniversary date. Units that are not vested in accordance with their terms within eight years are automatically forfeited without consideration.

If the employee leaves the Company, the Company can (1) purchase the vested Class D units for a lump sum payment provided certain conditions have been met or (2) elect to convert all of the employee’s Class D units into a right to receive future distributions capped at a termination amount. The termination amount is determined as an amount equal to the fair market value of the Class D unit holder’s vested interests minus any amounts already distributed to the Class D unit holders respective of those Class D units plus interest on the difference between such fair market value and amounts already distributed. The fair value of the time-vesting Class D units granted in 2013, 2012 and 2011 totaled $1.6 million, $1.1 million and $3.4 million, respectively. The weighted-average grant-date fair value in 2013, 2012 and 2011 was $2,786, $3,761 and $3,876, respectively. The following table summarizes information for the Class D unit interests:

	Time-vesting Interests		Performance-vesting Interests
	Number of units	Weighted average grant- date fair value per unit	Number of units	Weighted average grant- date fair value per unit
Beginning balance - December 29, 2012	1,692	$3,864	4,202	$3,087
Granted	584	2,786	759	2,314
Vested	(772)	3,896	—	—
Forfeited	(2)	3,893	(5)	3,176
Cancelled	(61)	2,208	(79)	1,388

Balance - December 28, 2013	1,441		4,877

The estimated fair value at December 28, 2013 of shares vested during 2013 was $2.2 million. As of year-end 2013 and 2012, the cumulative amount of units vested total 2,531 and 1,732, respectively. The fair value of the Class D units is estimated as of the grant date using Monte Carlo simulations, which requires the input of subjective assumptions, including the expected volatility and the expected term. The following table presents the weighted average assumptions used to estimate the fair value of grants in 2013, 2012 and 2011:

	2013	2012	2011
Class D Units
Risk-free interest rate	0.50%	1.62%	1.71% - 2.39%
Dividend yield	None	None	None
Volatility	58%	47%	42% - 49%
Expected term	4 years	6 - 8 years	6 - 8 years

The risk-free rate is based on the yield at the date of grant of a U.S. Treasury security with a maturity period approximating the expected term. As the Company has no plans to issue regular dividends, a dividend yield of zero was used. The volatility assumption is based on reported data of a peer group of publically traded companies for which historical information was available adjusted for the Company’s capital structure. The expected term is based on expectations about future exercises and represents the period of time that the units granted are expected to be outstanding.

Compensation expense for time-vesting interest granted is based on the grant-date fair value. The Company recognizes these compensation costs on a straight-line basis over the service period, which is generally the vesting period of the award. A forfeiture rate assumption is factored into the compensation cost based on historical forfeitures. Compensation expense for performance-vesting interests would be recognized based on the grant date fair value. However, no compensation expense has been recognized for the performance-vesting interests, as management does not believe it is currently probable that certain investment returns, the performance criteria, will be achieved.

Share-based compensation expense, which is recognized in general and administrative expenses, totaled $2.3 million, $2.5 million and $2.5 million in the years ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively. As of December 28, 2013, unrecognized compensation cost totaled $4.6 million. The weighted average remaining contractual term over which the unrecognized compensation cost is to be recognized is 2.6 years as of year-end 2013.

(20) Segment Information

The Company has determined that it has three operating segments, which are its reportable segments: Central; West; and East regions. These segments are consistent with the Company’s management reporting structure. The operating results of each segment are regularly reviewed and evaluated separately by the Chief Executive Officer, the Company’s Chief Operating Decision Maker (“CODM”). The CODM primarily evaluates the performance of its segments and allocates resources to them based on segment profit, which is computed as earnings from continuing operations before interest, taxes, depreciation, depletion, amortization, accretion and goodwill impairment. In addition, certain items such as management fees are excluded from the calculation of segment profit.

Each region has several acquired subsidiaries that are engaged in various activities including quarry mining, aggregate production and contracting. Assets employed by segment include assets directly identified with those operations. Corporate assets consist primarily of cash, property, plant and equipment for corporate operations and other assets not directly identifiable with a reportable business segment. The accounting policies applicable to each segment are consistent with those used in the consolidated financial statements.

The following tables display selected financial data for the Company’s reportable business segments for the following fiscal years:

	2013	2012	2011
Revenue:
Central region	$329,621	$302,113	$264,008
West region	426,195	484,922	362,577
East region	160,385	139,219	162,491

Total revenue	$916,201	$926,254	$789,076

	2013	2012	2011
Segment profit (loss):
Central region	$72,918	$65,767	$65,651
West region	28,607	14,429	36,442
East region	15,134	10,782	15,504
Corporate and other (1)	(24,878)	(15,560)	(9,877)

Total reportable segments and corporate	91,781	75,418	107,720
Interest expense	56,443	58,079	47,784
Depreciation, depletion, amortization and accretion	72,934	68,290	61,377
Goodwill impairment	68,202	—	—

Loss from continuing operations before taxes	$(105,798)	$(50,951)	$(1,441)

(1)	Corporate results primarily consist of compensation and office expenses for employees included in the Company’s headquarters and transactions costs.

	2013	2012	2011
Cash paid for capital expenditures:
Central region	$33,030	$20,996	$20,078
West region	21,856	14,993	9,256
East region	7,753	8,736	9,311

Total reportable segments	62,639	44,725	38,645
Corporate and other	3,360	763	11

Total capital expenditures	$65,999	$45,488	$38,656

	2013	2012	2011
Depreciation, depletion, amortization and accretion:
Central region	$33,808	$30,215	$27,646
West region	24,167	23,771	19,706
East region	14,493	14,223	13,938

Total reportable segments	72,468	68,209	61,290
Corporate and other	466	81	87

Total depreciation, depletion, amortization and accretion	$72,934	$68,290	$61,377

	2013	2012	2011
Total assets:
Central region	$657,421	$610,003	$587,341
West region	383,544	428,115	451,017
East region	192,486	224,603	238,018

Total reportable segments	1,233,451	1,262,721	1,276,376
Corporate and other	14,343	18,492	7,889

Total assets	$1,247,794	$1,281,213	$1,284,265

	2013	2012	2011
Revenue by product:*
Aggregates	$159,019	$146,991	$116,082
Cement	76,211	77,676	69,664
Ready-mixed concrete	112,878	100,941	94,302
Asphalt	219,811	242,458	182,952
Construction and paving	478,280	505,189	464,866
Other	(129,998)	(147,001)	(138,790)

Total revenue	$916,201	$926,254	$789,076

*	Revenue by product includes intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other.

(21) Senior Notes’ Guarantor and Non-Guarantor Financial Information

The Company’s 100 percent-owned subsidiary companies (“Wholly-owned Guarantors”) and Continental Cement (“Non Wholly-owned Guarantor”), are named as guarantors (collectively, the “Guarantors”) of the Senior Notes. Other partially-owned subsidiaries do not guarantee the Senior Notes (collectively, the “Non-Guarantors”), including a subsidiary of Continental Cement. The Guarantors provide a joint and several, full and unconditional guarantee of the Senior Notes. There are no significant restrictions on the Company’s ability to obtain funds from any of the Guarantor Subsidiaries in the form of a dividend or loan. Additionally, there are no significant restrictions on a Guarantor Subsidiary’s ability to obtain funds from the Company or its direct or indirect subsidiaries.

The following condensed consolidating balance sheets, statements of operations and cash flows are provided for Summit Materials (referred to as “Parent” in the condensed financial statements below), the Non-Wholly-owned Guarantor, the Wholly-owned Guarantors and the Non-Guarantors. Summit Materials Finance Corp. as a co-issuer of the Senior Notes, had no transactions during the respective periods or assets as of December 28, 2013 and December 29, 2012. Earnings from subsidiaries are included in other income in the condensed consolidated statements of operations below. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the guarantor or non-guarantor subsidiaries operated as independent entities.

Condensed Consolidating Balance Sheets

December 28, 2013

	Summit Materials, LLC (Parent)	Non- Wholly- owned Guarantor	Wholly- owned Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash	$10,375	$9	$3,442	$3,631	$(2,540)	$14,917
Accounts receivable, net	—	4,587	93,102	3,100	(1,452)	99,337
Intercompany receivables	38,134	3,433	30,787	—	(72,354)	—
Cost and estimated earnings in excess of billings	—	—	10,539	228	—	10,767
Inventories	—	10,402	85,372	658	—	96,432
Other current assets	750	444	11,715	272	—	13,181

Total current assets	49,259	18,875	234,957	7,889	(76,346)	234,634
Property, plant and equipment, net	3,969	301,908	518,935	6,966	—	831,778
Goodwill	—	23,124	102,942	972	—	127,038
Intangible assets, net	—	642	14,505	—	—	15,147
Other assets	296,494	17,973	37,535	1,303	(314,108)	39,197

Total assets	$349,722	$362,522	$908,874	$17,130	$(390,454)	$1,247,794

Liabilities, Redeemable Noncontrolling Interest and Member’s Interest
Current liabilities:
Current portion of debt	$26,010	$1,018	$3,192	$—	$—	$30,220
Current portion of acquisition-related liabilities	2,000	—	8,635	—	—	10,635
Accounts payable	5,455	9,387	57,142	1,572	(1,452)	72,104
Accrued expenses	12,041	9,185	37,342	1,223	(2,540)	57,251
Intercompany payables	—	—	71,556	798	(72,354)	—
Billings in excess of costs and estimated earnings	—	—	8,837	426	—	9,263

Total current liabilities	45,506	19,590	186,704	4,019	(76,346)	179,473
Long-term debt	19,587	154,590	484,590	—	—	658,767
Acquisition-related liabilities	85	—	23,671	—	—	23,756
Other noncurrent liabilities	959	20,306	56,215	—	—	77,480

Total liabilities	66,137	194,486	751,180	4,019	(76,346)	939,476
Redeemable noncontrolling interest	—	—	—	—	24,767	24,767
Redeemable members’ interest	—	23,450	—	—	(23,450)	—
Total member’s interest	283,585	144,586	157,694	13,111	(315,425)	283,551

Total liabilities, redeemable noncontrolling interest and member’s interest	$349,722	$362,522	$908,874	$17,130	$(390,454)	$1,247,794

Condensed Consolidating Balance Sheets

December 29, 2012

	Summit Materials, LLC (Parent)	Non- Wholly- owned Guarantor	Wholly- owned Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash	$697	$397	$30,981	$680	$(5,324)	$27,431
Accounts receivable, net	—	7,421	90,765	3,255	(1,143)	100,298
Intercompany receivables	14,931	15,557	9,018	—	(39,506)	—
Cost and estimated earnings in excess of billings	—	—	11,428	147	—	11,575
Inventories	—	7,073	84,555	1,349	—	92,977
Other current assets	25	726	8,447	2,409	(1,539)	10,068

Total current assets	15,653	31,174	235,194	7,840	(47,512)	242,349
Property, plant and equipment, net	1,074	287,677	517,994	6,862	—	813,607
Goodwill	—	23,124	155,024	972	—	179,120
Intangible assets, net	—	742	7,864	—	—	8,606
Other assets	374,581	11,891	161,442	1,315	(511,698)	37,531

Total assets	$391,308	$354,608	$1,077,518	$16,989	$(559,210)	$1,281,213

Liabilities, Redeemable Noncontrolling Interest and Member’s Interest
Current liabilities:
Current portion of debt	$—	$965	$3,035	$—	$—	$4,000
Current portion of acquisition-related liabilities	—	—	9,525	—	—	9,525
Accounts payable	2,745	6,715	51,179	2,138	(1,143)	61,634
Accrued expenses	6,877	10,742	38,050	1,015	(6,862)	49,822
Intercompany payables	—	—	33,396	6,110	(39,506)	—
Billings in excess of costs and estimated earnings	—	—	6,656	270	—	6,926

Total current liabilities	9,622	18,422	141,841	9,533	(47,511)	131,907
Long-term debt	—	155,394	480,449	—	—	635,843
Acquisition-related liabilities	—	—	23,919	—	—	23,919
Other noncurrent liabilities	395	27,091	56,780	—	—	84,266

Total liabilities	10,017	200,907	702,989	9,533	(47,511)	875,935
Redeemable noncontrolling interest	—	—	—	—	22,850	22,850
Redeemable members’ interest	—	22,850	—	—	(22,850)	—
Total member’s interest	381,291	130,851	374,529	7,456	(511,699)	382,428

Total liabilities, redeemable noncontrolling interest and member’s interest	$391,308	$354,608	$1,077,518	$16,989	$(559,210)	$1,281,213

Condensed Consolidating Statements of Operations and Comprehensive (Loss) Income

Year ended December 28, 2013

	Summit Materials LLC (Parent)	Non- Wholly- owned Guarantor	Wholly- owned Guarantors	Non- Guarantors	Eliminations	Consolidated
Total revenue	$—	$80,759	$807,921	$41,910	$(14,389)	$916,201

Cost of revenue (excluding items shown separately below)	—	55,241	611,799	24,401	(14,389)	677,052
General and administrative expenses	7,241	7,673	125,778	1,308	—	142,000
Goodwill impairment	—	—	68,202	—	—	68,202
Depreciation, depletion, amortization and accretion	465	11,378	60,078	1,013	—	72,934
Transaction costs	—	—	3,990	—	—	3,990

Operating (loss) income	(7,706)	6,467	(61,926)	15,188	—	(47,977)
Other expense (income), net	99,085	(3,737)	(3,410)	274	(90,834)	1,378
Interest expense	—	10,702	49,591	382	(4,232)	56,443

(Loss) income from continuing operations before taxes	(106,791)	(498)	(108,107)	14,532	95,066	(105,798)
Income tax expense	—	—	(2,647)	—	—	(2,647)

(Loss) income from continuing operations	(106,791)	(498)	(105,460)	14,532	95,066	(103,151)
Loss from discontinued operations	—	—	528	—	—	528

Net (loss) income	(106,791)	(498)	(105,988)	14,532	95,066	(103,679)
Net income attributable to noncontrolling interest	—	—	—	—	3,112	3,112

Net (loss) income attributable to member of Summit Materials, LLC	$(106,791)	$(498)	$(105,988)	$14,532	$91,954	$(106,791)

Comprehensive (loss) income attributable to member of Summit Materials, LLC	$(106,791)	$3,909	$(105,988)	$14,532	$90,632	$(103,706)

Condensed Consolidating Statements of Operations and Comprehensive (Loss) Income

Year ended December 29, 2012

	Summit Materials LLC (Parent)	Non- Wholly- owned Guarantor	Wholly- owned Guarantors	Non- Guarantors	Eliminations	Consolidated
Total revenue	$—	$81,516	$824,796	$33,074	$(13,132)	$926,254

Cost of revenue (excluding items shown separately below)	—	58,319	649,577	18,582	(13,132)	713,346
General and administrative expenses	8	6,235	119,645	1,327	—	127,215
Depreciation, depletion, amortization and accretion	81	10,093	57,080	1,036	—	68,290
Transaction costs	—	—	1,988	—	—	1,988

Operating (loss) income	(89)	6,869	(3,494)	12,129	—	15,415
Other expense (income), net	52,400	(2,065)	6,630	(101)	(48,577)	8,287
Interest expense	—	12,045	47,293	633	(1,892)	58,079

(Loss) income from continuing operations before taxes	(52,489)	(3,111)	(57,417)	11,597	50,469	(50,951)
Income tax expense	5	—	(3,925)	—	—	(3,920)

(Loss) income from continuing operations	(52,494)	(3,111)	(53,492)	11,597	50,469	(47,031)
Loss from discontinued operations	—	—	3,546	—	—	3,546

Net (loss) income	(52,494)	(3,111)	(57,038)	11,597	50,469	(50,577)
Net income attributable to noncontrolling interest	—	—	—	—	1,919	1,919

Net (loss) income attributable to member of Summit Materials, LLC	$(52,494)	$(3,111)	$(57,038)	$11,597	$48,550	$(52,496)

Comprehensive (loss) income attributable to member of Summit Materials, LLC	$(52,494)	$(6,759)	$(57,038)	$11,597	$49,645	$(55,049)

Condensed Consolidating Statements of Operations and Comprehensive (Loss) Income

Year ended December 31, 2011

	Summit Materials LLC (Parent)	Non- Wholly- owned Guarantor	Wholly- owned Guarantors	Non- Guarantors	Eliminations	Consolidated
Total revenue	$—	$70,064	$700,916	$21,566	$(3,470)	$789,076

Cost of revenue (excluding items shown separately below)	—	41,221	542,699	17,204	(3,470)	597,654
General and administrative expenses	1,453	3,933	89,011	1,429	—	95,826
Depreciation, depletion, amortization and accretion	87	9,697	50,640	953	—	61,377
Transaction costs	—	—	9,120	—	—	9,120

Operating (loss) income	(1,540)	15,213	9,446	1,980	—	25,099
Other expense (income), net	8,510	(61)	(24,375)	124	(5,442)	(21,244)
Interest expense	—	14,004	33,685	647	(552)	47,784

(Loss) income from continuing operations before taxes	(10,050)	1,270	136	1,209	5,994	(1,441)
Income tax expense	—	—	3,408	—	—	3,408

(Loss) income from continuing operations	(10,050)	1,270	(3,272)	1,209	5,994	(4,849)
Loss from discontinued operations	—	—	5,201	—	—	5,201

Net (loss) income	(10,050)	1,270	(8,473)	1,209	5,994	(10,050)
Net income attributable to noncontrolling interest	695	—	695	—	(695)	695

Net (loss) income attributable to member of Summit Materials, LLC	$(10,745)	$1,270	$(9,168)	$1,209	$6,689	$(10,745)

Comprehensive (loss) income attributable to member of Summit Materials, LLC	$(9,375)	$(4,405)	$(13,473)	$1,209	$10,994	$(15,050)

Condensed Consolidating Statements of Cash Flows

Year ended December 28, 2013

	Summit Materials, LLC (Parent)	Non- Wholly- owned Guarantor	Wholly- owned Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash (used for) provided by operating activities	$(232)	$9,003	$44,746	$12,895	$—	$66,412

Cash flow from investing activities:
Acquisitions, net of cash acquired	—	—	(61,601)	—	—	(61,601)
Purchase of property, plant and equipment	(3,359)	(24,896)	(36,629)	(1,115)	—	(65,999)
Proceeds from the sale of property, plant, and equipment	—	3	16,020	62	—	16,085

Net cash used for investing activities	(3,359)	(24,893)	(82,210)	(1,053)	—	(111,515)

Cash flow from financing activities
Net proceeds from debt issuance	230,817	—	—	—	—	230,817
Loans received from and payments made on loans from other Summit Companies	(29,121)	15,502	19,726	(8,891)	2,784	—
Payments on long-term debt	(188,424)	—	—	—	—	(188,424)
Payments on acquisition-related liabilities	—	—	(9,801)	—	—	(9,801)
Other	(3)	—	—	—	—	(3)

Net cash provided by (used for) financing activities	13,269	15,502	9,925	(8,891)	2,784	32,589

Net decrease (increase) in cash	9,678	(388)	(27,539)	2,951	2,784	(12,514)
Cash — Beginning of period	697	397	30,981	680	(5,324)	27,431

Cash— End of period	$10,375	$9	$3,442	$3,631	$(2,540)	$14,917

Condensed Consolidating Statements of Cash Flows

Year ended December 29, 2012

	Summit Materials, LLC (Parent)	Non- Wholly- owned Guarantor	Wholly- owned Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$4,845	$12,806	$36,649	$8,217	$(238)	$62,279

Cash flow from investing activities:
Acquisitions, net of cash acquired	—	—	(48,757)	—	—	(48,757)
Purchase of property, plant and equipment	(762)	(12,174)	(31,818)	(734)	—	(45,488)
Proceeds from the sale of property, plant, and equipment	—	69	8,577	190	—	8,836
Other	—	—	69	—	—	69

Net cash used for investing activities	(762)	(12,105)	(71,929)	(544)	—	(85,340)

Cash flow from financing activities
Net proceeds from debt issuance	713,378	(17)	—	—	—	713,361
Loans received from and payments made on loans from other Summit Companies	(25,371)	(295)	39,783	(8,793)	(5,324)	—
Payments on long-term debt	(697,438)	—	—	—	—	(697,438)
Payments on acquisition-related liabilities	—	—	(7,519)	—	—	(7,519)
Other	(656)	—	—	(284)	238	(702)

Net cash (used for) provided by financing activities	(10,087)	(312)	32,264	(9,077)	(5,086)	7,702

Net decrease (increase) in cash	(6,004)	389	(3,016)	(1,404)	(5,324)	(15,359)
Cash — Beginning of period	6,701	8	33,997	2,084	—	42,790

Cash— End of period	$697	$397	$30,981	$680	$(5,324)	$27,431

Condensed Consolidating Statements of Cash Flows

Year ended December 31, 2011

	Summit Materials, LLC (Parent)	Non- Wholly- owned Guarantor	Wholly- owned Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$(824)	$3,808	$17,262	$2,586	$421	$23,253

Cash flow from investing activities:
Acquisitions, net of cash acquired	—	—	(161,073)	—	—	(161,073)
Purchase of property, plant and equipment	(11)	(5,933)	(31,210)	(1,502)	—	(38,656)
Proceeds from the sale of property, plant, and equipment	—	168	6,880	109	—	7,157
Proceeds from the sale of investments	—	—	377	(136)	—	241
Cash contribution to affiliates	(135,530)	—	—	—	135,530	—

Net cash used for investing activities	(135,541)	(5,765)	(185,026)	(1,529)	135,530	(192,331)

Cash flow from financing activities
Proceeds from investment by member	103,630	—	135,530	421	(135,951)	103,630
Net proceeds from debt issuance	—	36,456	60,292	—	—	96,748
Payments on long-term debt	—	(34,500)	(14,500)	—	—	(49,000)
Payments on acquisition-related liabilities	—	—	(4,593)	—	—	(4,593)
Other	—	—	—	(10)	—	(10)

Net cash (used for) provided by financing activities	103,630	1,956	176,729	411	(135,951)	146,775

Net decrease (increase) in cash	(32,735)	(1)	8,965	1,468	—	(22,303)
Cash — Beginning of period	39,436	9	25,032	616	—	65,093

Cash— End of period	$6,701	$8	$33,997	$2,084	$—	$42,790

(22) Supplementary Data (Unaudited)

Supplemental financial information (unaudited) by quarter is as follows for the years ended 2013 and 2012:

	2013				2012
	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q
Revenue	$238,267	$316,263	$254,842	$106,829	$231,634	$319,181	$255,556	$119,883
Operating (loss) income	(57,742)	37,895	13,731	(41,861)	13,322	33,249	9,015	(40,171)
(Loss) income from continuing operations	(70,191)	22,950	244	(56,154)	433	19,656	(5,621)	(61,499)
Loss (income) from discontinued operations	271	160	(26)	123	535	1,287	2,221	(497)
Net (loss) income	$(70,462)	$22,790	$270	$(56,277)	$(102)	$18,369	$(7,842)	$(61,002)

(23) Subsequent Events

On January 17, 2014, Summit Materials and Summit Materials Finance Corp. issued and sold $260.0 million aggregate principal amount of their 10.5% Senior Notes due 2020 (the “Additional Notes”), which mature on January 31, 2020, pursuant to an indenture governing the $250.0 million aggregate principal amount of 10.5% Senior Notes due 2020 that were issued on January 30, 2012 (the “Existing Notes”). The Additional Notes are treated as a single series with the Existing Notes and have substantially the same terms as those of the Existing Notes. The Additional Notes and the Existing Notes will vote as one class under the Indenture. In addition, on January 16, 2014, the Senior Secured Credit Agreement was amended to allow for the issuance of the Additional Notes.

On January 17, 2014, the Company completed its acquisition of Alleyton Resource Corporation, a Texas corporation, and Colorado Gulf, LP, a Texas limited partnership, and certain real property from Barten Shepard Investments, LP, a Texas limited partnership (“BSI”), collectively, referred to as “Alleyton”, for approximately $179.25 million, with an additional $30.75 million in deferred and contingent payments. The Alleyton acquisition consideration was funded through a portion of the net proceeds from the issue and sale of the Additional Notes.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 28, 2013. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 28, 2013, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of managements’ assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

ITEM 9B.	OTHER INFORMATION.

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to The Blackstone Group L.P., an affiliate of certain investment funds that indirectly own a majority of the equity interests of the Company, by Hilton Worldwide, Inc., SunGard Capital Corp., SunGard Capital Corp. II, SunGard Data Systems and Travelport Limited, which may be considered the Company’s affiliates.

We are not presently aware that we and our subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the year ended December 28, 2013.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding the executive officers of Summit Materials as of January 17, 2014 who are responsible for overseeing the management of our business, as well as certain information regarding the members of the board of directors (the “Board”) of the general partner of Parent (“Parent GP”).

Name	Age	Position
Thomas W. Hill	58	President and Chief Executive Officer; Chairman of the Board of Directors
Brian J. Harris	57	Chief Financial Officer
Douglas C. Rauh	53	Chief Operating Officer
Anne L. Benedict	41	Chief Legal Officer and Secretary
Kevin A. Gill	53	Chief Human Resources Officer
Michael J. Brady	46	Executive Vice President
Damian J. Murphy	44	Regional President—Central Region
M. Shane Evans	43	Regional President—West Region
Howard L. Lance	58	Director; Non-Executive Chairman of the Board of Directors
John R. Murphy	63	Director; Audit Committee Chairman
Neil P. Simpkins	47	Director
Ted A. Gardner	56	Director
Julia C. Kahr	35	Director

Thomas W. Hill is the founder of the Company and has been Chief Executive Officer since the Company’s inception in September 2008. He was appointed Chairman of the Board of Parent GP in August 2009. From 2006 to 2008, he was the Chief Executive Officer of Oldcastle, Inc., the North American arm of CRH plc, one of the world’s leading building materials companies. Mr. Hill served on the CRH plc Board of Directors from 2002 to 2008 and, from 1992 to 2006, ran the Materials division of Oldcastle. Mr. Hill served as Chairman of the American Road and Transportation Builders Association (“ARTBA”) from 2002 to 2004, during congressional consideration of the multi-year transportation bill “SAFETEA-LU.” Mr. Hill has been Treasurer of both the National Asphalt Pavement Association and the National Stone Association, and he remains active with ARTBA’s Executive Committee. Mr. Hill received a Bachelor of Arts in Economics and History from Duke University and a Masters of Business Administration from Trinity College in Dublin, Ireland.

Brian J. Harris joined the Company as Chief Financial Officer in October 2013. Prior to joining the Company, Mr. Harris served as Executive Vice President and Chief Financial Officer of Bausch & Lomb Holdings Incorporated, a leading global eye health company, from 2009 to 2013. From 1990 to 2009, Mr. Harris held positions of increasing responsibility with industrial, automotive, building products and engineering manufacturing conglomerate Tomkins plc, including President of the $2 billion worldwide power transmission business for Gates Corporation, and Senior Vice President for Strategic Business Development and Business Administration, Chief Financial Officer and Secretary of Gates Corporation. Mr. Harris earned his Bachelor of Accountancy from Glasgow University and is qualified as a Scottish Chartered Accountant.

Douglas C. Rauh joined the Company as the Regional President of the East Region in January 2012 with over 29 years of experience in the construction materials industry. Effective March 1, 2013, Mr. Rauh, became the Company’s Chief Operating Officer. Mr. Rauh started his career working for his family’s business, Northern Ohio Paving Company (“NOPCO”). He had roles of increasing responsibility from 1983 to 2000, concluding as Vice President. In April 2000, NOPCO was acquired by Oldcastle. Upon acquisition, NOPCO merged with The Shelly Co. (“Shelly”), which was also acquired by Oldcastle in early 2000. From 2000 through

2006, Mr. Rauh was the Vice President/General Manager of the Northeast Division of Shelly. During this period, several companies were acquired which tripled the division’s revenue. In 2007, Mr. Rauh was named Senior Vice President responsible for the Northeast and Northwest Divisions of Shelly. In 2008, Mr. Rauh was also given responsibility for Shelly’s ready-mixed concrete business in Northwest Ohio. Additionally, Mr. Rauh became responsible for all of Shelly’s hot mix asphalt plants. In 2009, Mr. Rauh was named the President and CEO of Shelly. During Mr. Rauh’s tenure with Shelly, he was an integral part of the team that completed over 30 acquisitions. He attended The Ohio State University and graduated in 1983 with a Bachelor of Science degree in Business Administration.

Anne L. Benedict joined the Company in October 2013. Prior to joining the Company, Ms. Benedict was a corporate partner in the Washington, D.C. office of Gibson, Dunn & Crutcher, where she had practiced since 2000. Ms. Benedict’s practice involved a wide range of corporate law matters, including mergers and acquisitions, joint ventures and other strategic transactions, securities offerings, securities regulation and disclosure issues, and corporate governance matters. Ms. Benedict graduated from the University of Pennsylvania Law School in 1999. She earned a Bachelor of Arts degree in English and Psychology from the University of Michigan in 1995.

Kevin A. Gill joined the Company as Chief Human Resource Officer in May 2013 after having been Human Resources Vice President for Guilford Performance Textiles, a Cerberus portfolio company, since November 2008. In this role, he provided Human Resources Leadership that fueled the monetization to Lear Corporation. Prior to Guilford, Mr. Gill held a variety of Human Resources leadership roles with companies such as Honeywell, Citibank and Monsanto Chemical. Mr. Gill holds a Bachelor of Science in Business Administration from Villanova University and a Master of Arts in Industrial Relations from Wayne State in Detroit, Michigan.

Michael J. Brady joined the Company in April 2009 as Executive Vice President. Before joining the Company, Mr. Brady was a Senior Vice President at Oldcastle with overall responsibility for acquisitions and business development, having joined the company in 2000. Prior to that, Mr. Brady worked in several operational and general management positions in the paper and packaging industry in Ireland, the United Kingdom and Asia Pacific with the Jefferson Smurfit Group, plc (now Smurfit Kappa Group plc). Mr. Brady has a Bachelor of Engineering (Electrical) and a Master of Engineering Science (Microelectronics) from University College, Cork in Ireland. He earned his Master of Business Administration degree from INSEAD in Fontainebleau, France.

Damian J. Murphy joined the Company as Regional President of the Central Region in August 2009 with over 20 years of experience in the construction materials and mining industries, working with both public and privately held companies. Prior to joining the Company, Mr. Murphy served as Regional President of Oldcastle starting in 2007. At Oldcastle, Mr. Murphy also worked in the Rocky Mountain region as a Vice President, responsible for aggregates and hot mix asphalt production and sales. Before heading to Colorado, Mr. Murphy worked in the mid-Atlantic for a top 10 privately held aggregate supplier. He began his career in the mining industry in Europe. Mr. Murphy holds a Bachelor of Engineering degree with a concentration in Minerals Engineering from the Camborne School of Mines/ Exeter University in the United Kingdom.

M. Shane Evans joined the Company as Regional President of the West Region in August 2010 with 22 years of experience in the construction materials industry. He started his career working in his family’s construction and materials business where he held various operational and executive positions. Prior to joining the Company, Mr. Evans was part of Oldcastle where he worked for 12 years, most recently as a Division President. Mr. Evans has a Bachelor of Science degree from Montana State University.

Howard L. Lance began to serve on the Board of Parent GP starting in October 2012. However, he was formally elected as a director of Parent GP and Non-Executive Chairman of the Board of Parent GP in February 2013. He was Chairman of the Board of Directors, President and Chief Executive Officer of Harris Corporation through 2011. Mr. Lance was appointed president and Chief Executive Officer of Harris Corporation and elected to its Board of Directors in January 2003. He was elected chairman of the Board of Directors in June 2003. Before joining Harris Corporation, Mr. Lance was president of NCR Corporation and Chief Operating Officer of its Retail and Financial Group. Previously, he spent 17 years with Emerson Electric Co., where he held senior management positions including Executive Vice President of its Electronics and Telecommunications segment, Chief Executive Officer and director of its Astec electronics subsidiary in Hong Kong, Group Vice President of its Climate Technologies segment and President of its Copeland Refrigeration division.

John R. Murphy was elected as a director of Parent GP and Chairman of the Audit Committee in February 2012. Mr. Murphy served as the Company’s Interim Chief Financial Officer from January 2013 to May 2013 and from July 2013 to October 2013. He was Senior Vice President and Chief Financial Officer of Smurfit-Stone Container Corporation from 2009 to 2010 and served in various senior management roles from 1998 to 2008, including Chief Financial Officer and Chief Operating Officer and as President and Chief Executive Officer of Accuride Corporation. Accuride Corporation filed for Chapter 11 bankruptcy protection in October 2009, and emerged in 2010. Since 2003, Mr. Murphy has served on the Board of Directors, the Governance Committee and as Chairman of the Audit Committee of O’Reilly Automotive, Inc. He has also served as a director and Audit Committee Chairman of DJO Global Inc. since January 2012. Mr. Murphy was elected as a director and Audit Committee member of Graham Packaging in February 2011. Graham Packaging was subsequently sold in September 2011. Mr. Murphy has a Bachelor of Science degree in Accounting from Pennsylvania State University and a Master of Business Administration degree from the University of Colorado and is a Certified Public Accountant.

Neil P. Simpkins was elected as a director of Parent GP in August 2009. He is a Senior Managing Director of Blackstone in the Private Equity Group and is based in New York. Since joining Blackstone in 1998, Mr. Simpkins has led the acquisitions of TRW Automotive, Vanguard Health Systems, Team Health, LLC, Apria Healthcare Group, Summit Materials and Emdeon, Inc. Before joining Blackstone, Mr. Simpkins was a Principal at Bain Capital. Prior to joining Bain Capital, Mr. Simpkins was a consultant at Bain & Company in the Asia Pacific region and in London. Mr. Simpkins graduated with honors from Oxford University and received a Masters of Business Administration from Harvard Business School. He currently serves as Lead Director of TRW Automotive and as a Director of Team Health, LLC, Apria Healthcare Group and Emdeon, Inc.

Ted A. Gardner was elected as a director of Parent GP in August 2009. He is a Managing Partner of Silverhawk. Prior to co-founding Silverhawk in 2005, Mr. Gardner was a Managing Partner of Wachovia Capital Partners (formerly, First Union Capital Partners) from 1989 until 2002. He was a director and Chairman of the Compensation Committee of Kinder Morgan, Inc. from 1999 to 2007 and was a director and the Chairman of Audit Committee of Encore Acquisition Company from 2001 to 2010. He is currently a director of Kinder Morgan Energy Partners, Spartan Energy Partners and Athlon Energy Inc. Mr. Gardner received a Bachelor of Arts degree in Economics from Duke University and a Juris Doctor and Masters of Business Administration from the University of Virginia.

Julia C. Kahr was elected as a director of Parent GP in August 2009. She is a Managing Director in Blackstone’s Corporate Private Equity group. Since joining Blackstone in 2004, she has been involved in the execution of Blackstone’s investments in SunGard, Encore Medical, DJ Orthopedics and Summit Materials. Before joining Blackstone, she was a Project Leader at the Boston Consulting Group, where she worked with companies in a variety of industries, including health care, financial services, media and entertainment and consumer goods. She is also the sole author of Working Knowledge, a book published by Simon & Schuster in 1998. She currently serves on the Board of Directors of DJ Orthopedics and is also a member of the Board of Directors of Episcopal Social Services. Ms. Kahr received a Bachelor of Arts in Classical Civilization from Yale University where she graduated summa cum laude. She received a Masters of Business Administration from Harvard Business School.

Corporate Governance Matters

Background and Experience of Directors

When considering whether directors and nominees have the experiences, qualifications, attributes or skills, taken as a whole, to enable the Board to satisfy its oversight responsibilities effectively in light of our business and structure, the Board focused on, among other things, each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above. We believe that our Parent’s directors provide an appropriate mix of experience and skills relevant to the size and nature of our business. The members of the Board considered, among other things, the following important characteristics which make each director a valuable member of the Board:

•	Mr. Hill’s extensive knowledge of our industry and significant experience in leading companies.

•

Mr. Lance’s significant management and operational experience from his service in various senior management roles, including as President and Chief Executive Officer of Harris Corporation and President of NCR Corporation.

•	Mr. Murphy’s extensive financial knowledge, including from his service as Chief Financial Officer of Smurfit-Stone Container Corporation and Accuride Corporation.

•	Mr. Simpkins’s significant financial expertise and business experience, including as a Senior Managing Director in the Private Equity Group at Blackstone and Principal at Bain Capital.

•	Mr. Gardner’s extensive business and leadership experience, including as a Managing Partner of Silverhawk and Managing Partner of Wachovia Capital Partners (formerly, First Union Capital Partners).

•	Ms. Kahr’s extensive knowledge of a variety of different industries and her significant financial and investment experience from her involvement in Blackstone, including as Managing Director.

Independence of Directors

We are not a listed issuer whose securities are listed on a national securities exchange or in an inter-dealer quotation system that requires that a majority of the Board of Parent GP be independent. However, if we were a listed issuer whose securities were traded on the New York Stock Exchange and subject to such requirements, we would be entitled to rely on the controlled company exception contained in Section 303A of the NYSE Listed Company Manual for exception from the independence requirements related to the majority of our Board of Directors. Pursuant to Section 303A of the NYSE Listed Company Manual, a company of which more than 50% of the voting power is held by an individual, a group or another company is exempt from the requirements that its board of directors consist of a majority of independent directors. At December 28, 2013, Blackstone beneficially owned greater than 50% of the voting power of the Company, which would qualify the Company as a controlled company eligible for exemption under the rule.

Board Committees

The Board currently consists of six directors. The Board has determined that Mr. Murphy, Board member and audit committee chairman, qualifies as an “audit committee financial expert” as defined in the federal securities laws and regulations. Mr. Murphy is considered “independent.”

Audit Committee

The audit committee assists the Board with its oversight of the quality and integrity of our accounting, auditing and reporting practices. Pursuant to its charter, the audit committee makes recommendations to our board of directors for the appointment, compensation and retention of the independent auditor. The audit committee’s primary responsibilities include the following:

•

reviewing and discussing our consolidated financial statements and management’s discussion and analysis of financial condition and results of operations disclosure with management and the independent registered public accountants;

•	reviewing and discussing our earnings releases and any financial information or earnings guidance given, if any, to investors, creditors, financial analysts and credit rating agencies; and

•	reviewing and discussing the Company’s risk assessment and risk management policies.

Code of Conduct

Summit Materials’ Code of Conduct applies to all employees, including our chief executive officer and chief financial officer, and the Board of Parent GP. The Code of Conduct sets forth the Company’s conflict of interest policy, records retention policy, insider trading policy and policies for protection of Summit Material’s property, business opportunities and proprietary information. Summit Materials’ Code of Conduct is available free of charge on its website at www.summit-materials.com under the tab “Investor Relations.” Summit Materials intends to post on its website any amendments to, or waivers from, the Code of Conduct applicable to senior financial executives.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the compensation of our named executive officers for the years ended December 28, 2013 and December 29, 2012, and their respective titles at December 28, 2013.

Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards(2)	Non-Equity Incentive Plan Compensation	All Other Compensation(3)	Total
Thomas W. Hill	2013	$525,000	$—	$—	$563,850	$18,665	$1,107,515
President and Chief Executive Officer, Chairman of the Board of Directors of Parent GP	2012	510,000	267,750	—	—	25,594	803,344
Doug C. Rauh	2013	475,000	29,212	103,553	382,073	68,496	1,058,334
Chief Operating Officer	2012	450,000	550,000	838,853	—	468,548	2,307,401
Kevin A. Gill(4)	2013	184,041	20,000	207,126	117,603	171,570	700,340
Chief Human Resource Officer

(1)	Reflects the cash bonuses paid to the named executive officers in 2014 and 2013 in respect of their services during 2013 and 2012, respectively. The amounts of the bonus payments were determined by the Board of Directors in its discretion. For more information, see “—Bonus and Non-Equity Incentive Plan Compensation.” The amounts paid in 2012 to Mr. Rauh include a starting bonus of $400,000 paid in a lump sum and a $150,000 discretionary bonus. For more details, see “—Employment Agreements—Douglas Rauh.” The amounts paid in 2013 to Mr. Gill include a starting bonus of $20,000 paid in a lump sum.
(2)	The amount reported in the Stock Awards column reflects the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”). The assumptions applied in determining the fair value of the stock awards are discussed in Note 19, Employee Long-Term Incentive Plan, to our December 28, 2013 audited consolidated financial statements included elsewhere in this report. This amount reflects our calculation of the value of the awards at the grant date and do not necessarily correspond to the actual value that may ultimately be recognized by the named executive officer. A portion of the shares granted in 2013 and 2012 vest under certain performance conditions, which are not currently deemed probable of occurring, and, therefore, have not been included in the table above. The unrecognized value of these awards assuming the highest level of performance conditions would be achieved was $111,831 and $176,883 as of December 28, 2013 and December 29, 2012, respectively for Mr. Rauh and $223,676 as December 28, 2013 for Mr. Gill.

(3)	All Other Compensation includes the following items: (a) amounts contributed by Summit Materials under the Summit Materials, LLC Retirement Plan, (b) payments for term life insurance, (c) car allowances, (d) relocation costs and related tax gross-ups, (e) gym membership costs, (f) country club dues and (g) fuel reimbursing for commuting. Amounts contributed to the Summit Materials, LLC Retirement Plan are matching contributions up to 4% of eligible compensation subject to IRS limits and totaled $10,200 for both Mr. Hill and Mr. Rauh and $6,000 for Mr. Gill in 2013 and $9,800 for each of Mr. Hill and Mr. Rauh in 2012. Matching contributions are immediately vested. For more information, see “—Summit Materials, LLC Retirement Plan.” Payments for term life insurance were as follows: Mr. Hill—$2,451; Mr. Rauh—$1,173 and Mr. Gill—$215 in 2013 and Mr. Hill—$6,719 and Mr. Rauh—$979 in 2012. Payments made by Summit Materials for car allowances were as follows: Mr. Rauh—$20,851 and Mr. Gill—$7,355 in 2013 and $20,844 for Mr. Rauh in 2012. Payments made by Summit Materials associated with Mr. Rauh’s relocation were $1,065 in 2013 and $233,393 of relocation and $194,457 for the related tax gross-up in 2012 and $88,358 associated with Mr. Gill’s relocation and $69,368 for the related tax gross-up in 2013. For more details about the payments made to Mr. Rauh and Mr. Gill, see “—Employment Agreements—Douglas Rauh” and “—Employment Agreements—Kevin Gill.”
(4)	Mr. Gill joined the Company effective May 21, 2013.

Employment Agreements

Thomas Hill

Parent entered into an employment agreement with Thomas Hill, dated as of July 30, 2009, whereby Mr. Hill serves as the Chief Executive Officer of the Parent and the Chief Executive Officer of the general partner of Parent (“Parent GP”). Mr. Hill also will continue to serve as a member of the Board so long as he serves in the foregoing capacities. Mr. Hill’s employment agreement had an initial term equal to three years commencing on July 30, 2009, which is automatically extended for additional one-year periods, unless Parent or Mr. Hill provides the other party 60 days prior written notice before the next extension date that the employment term will not be so extended. However, if Parent is dissolved pursuant to the terms of its exempted limited partnership agreement, then the employment term shall automatically and immediately be terminated. On July 30, 2013, Mr. Hill’s employment agreement was automatically extended for an additional year.

Pursuant to the terms of his employment agreement, Mr. Hill’s initial annual base salary was $500,000, which amount is reviewed annually by the Board, and may be increased (but not decreased). His base salary in 2013 was $525,000. Mr. Hill is also eligible to earn an annual bonus of up to 100% of his base salary based upon the achievement of performance targets established by the Board within the first three months of each fiscal year during the employment term. The Board, in its sole discretion, may appropriately adjust such performance targets in any fiscal year to reflect any merger, acquisition or divestiture affected by the Parent during such fiscal year. Mr. Hill is also entitled to participate in the Parent’s employee benefit plans, as in effect from time to time, on the same basis as those benefits are generally made available to other senior executives of Parent.

If Mr. Hill’s employment is terminated (i) by Parent with “cause” or (ii) by him other than as a result of a “constructive termination,” he will be entitled to certain accrued amounts. If Mr. Hill’s employment is terminated as a result of his death or “disability” (as defined in the employment agreement), he will be entitled to, in addition to certain accrued amounts, a pro rata portion of the annual bonus, if any, that Mr. Hill would have been entitled to receive, payable when such annual bonus would have otherwise been payable to him had his employment not been terminated. If Mr. Hill’s employment is terminated (i) by Parent without Cause or (ii) by him as a result of a “constructive termination” (as defined in the employment agreement), subject to his continued compliance with certain restrictive covenants and his non-revocation of a general release of claims, he will be entitled to receive, in addition to certain accrued amounts, (i) continued payment of his base salary in accordance with the Parent’s normal payroll practices, as in effect on the date of termination of his employment, until 18 months after the date of such termination and (ii) an amount equal to one and one-half times his annual bonus in respect of the fiscal year immediately preceding the applicable year of his termination of employment; provided that the aggregate amounts shall be reduced by the present value of any other cash severance or termination benefits payable to him under any other plans, programs or arrangements of the Parent or its affiliates.

In the event (i) Mr. Hill elects not to extend the employment term or (ii) of a “dissolution” with a “negative return” (as such terms are defined in the employment agreement), unless Mr. Hill’s employment is earlier terminated, Mr. Hill’s termination of employment shall be deemed to occur on the close of business on the earlier of the effective date of “dissolution” or the day immediately preceding the next scheduled extension date, and Mr. Hill shall be entitled to receive certain accrued amounts. In the event (i) that Parent elects not to extend the employment term or (ii) of a “dissolution” with a “positive return” (as such terms are defined in his employment agreement), Mr. Hill shall be treated as terminated without cause effective as of the close of business on the day immediately preceding the next scheduled extension date or the effective date of the “dissolution,” and shall be entitled to receive the amounts and benefits described above.

Pursuant to the terms of his employment agreement, Mr. Hill is subject to the following covenants: (i) a covenant not to disclose confidential information while employed and at all times thereafter; (ii) a covenant not to compete for a period of 18 months following his termination of employment for any reason; and (iii) a covenant not to solicit employees or customers for a period of 18 months following his termination of employment for any reason.

Douglas Rauh

Parent entered into an employment agreement with Douglas Rauh, dated as of December 29, 2011, pursuant to which Mr. Rauh became our Regional President, Eastern Division. Effective April 1, 2013, Mr. Rauh assumed the role of Chief Operating Officer of the Company. His employment agreement otherwise remained in effect. Mr. Rauh’s employment agreement has an initial term equal to three years commencing on January 1, 2012 which will be automatically extended for additional one-year periods, unless Parent or Mr. Rauh provides the other party 60 days prior written notice before the next extension date that the employment term will not be so extended. The employment term will automatically and immediately be terminated upon a “dissolution” (as defined in the employment agreement).

Pursuant to the terms of his employment agreement, Mr. Rauh’s annual base salary is $450,000, which amount is reviewed annually by the Board, and may be increased (but not decreased). Mr. Rauh’s base salary for 2013 was $475,000. Mr. Rauh is also eligible to earn an annual bonus of up to 60% of his base salary based upon the achievement of performance targets established by the Board within the first three months of each fiscal year during the employment term, with a potential bonus of up to 90% of his base salary for extraordinary performance. The Board, in its sole discretion, may appropriately adjust such performance targets in any fiscal year to reflect any merger, acquisition or divestiture affected by the Parent during such fiscal year. Notwithstanding the foregoing, Mr. Rauh’s minimum annual bonus for 2012 (payable in 2013) was $150,000. In addition, after Mr. Rauh commenced his employment, Parent paid Mr. Rauh a starting bonus of $400,000 in a lump sum. Mr. Rauh is entitled to a car allowance in the amount of $1,000 per month for car expenses, in addition to reimbursement from the Parent for Mr. Rauh’s actual expenditures for gasoline, upon submission of appropriate documentation.

The employment agreement further provides that Parent reimburse Mr. Rauh for any loss suffered by Mr. Rauh in connection with the sale of his residence in Ohio, the actual out of pocket loss incurred by Mr. Rauh on the sale of his residence in Ohio, a gross-up of all income taxes imposed on Mr. Rauh in connection with the reimbursement payment, the cost of up to three visits by Mr. Rauh and his family to the Washington, D.C. area in connection with the search for a new residence, three months of the reasonable rental of a house in the Washington, D.C. area, and reasonable moving expenses incurred by Mr. Rauh in connection with his relocation. These obligations were satisfied by Parent in 2012 and are included in the amounts reported for Mr. Rauh in 2012 in the “All Other Compensation” column of the Summary Compensation Table. In addition, the agreement provides that Parent reimburse Mr. Rauh for his out of pocket costs for payment of COBRA continuation premiums in connection with health care insurance covering Mr. Rauh and his family, until such time as Mr. Rauh and his family obtain coverage under the Parent’s health care insurance plan. These obligations were satisfied by Parent in 2012 and are also included in the amounts reported for Mr. Rauh in 2012 in the “All Other Compensation” column of the Summary Compensation Table. Mr. Rauh is also entitled to participate in the Parent’s employee benefit plans as in effect from time to time, on the same basis as those benefits are generally made available to other senior executives of Parent.

If Mr. Rauh’s employment is terminated (i) by Parent with “cause” (as defined in the employment agreement) or (ii) by him other than as a result of a “constructive termination” (as defined in the employment agreement), he will be entitled to certain accrued amounts, and if Mr. Rauh’s employment is terminated as a result of his death or “disability” (as defined in his employment agreement), he will be entitled to (a) certain accrued amounts, (b) a pro rata portion of the annual bonus, if any, that Mr. Rauh would have been entitled to receive, payable when such annual bonus would have otherwise been payable to him had his employment not terminated, and (c) the costs of COBRA health continuation coverage for 18 months (or, if shorter, until COBRA coverage ends under Parent’s group health plan). If Mr. Rauh’s employment is terminated (i) by Parent without cause or (ii) by him as a result of a “constructive termination” (as defined in the employment agreement), subject to his continued compliance with certain restrictive covenants and his non-revocation of a general release of claims, he will be entitled to receive, in addition to certain accrued amounts, (i) continued payment of his base salary in accordance with the Parent’s normal payroll practices, as in effect on the date of termination of his employment, until 24 months after the date of such termination (or 12 months if the termination occurs on or after January 1, 2014) (the “Severance Period”), (ii) an amount equal to one and two times (or only one time if the termination occurs on or after January 1, 2014) Mr. Rauh’s annual bonus in respect of the fiscal year immediately preceding the applicable year of Mr. Rauh’s termination of employment, payable in equal monthly installments for 18 months after the date of such termination, and (iii) the costs of COBRA health continuation coverage for the lesser of the Severance Period or 18 months (or, if shorter, until COBRA coverage ends under Parent’s group health plan); provided that the aggregate amounts shall be reduced by the present value of any other cash severance or termination benefits payable to Mr. Rauh under any other plans, programs or arrangements of the Parent or its affiliates.

In the event (i) Mr. Rauh elects not to extend the employment term or (ii) of a “dissolution” (as such term is defined in his employment agreement) in connection with which the Sponsors do not receive a return on their investment, unless Mr. Rauh’s employment is earlier terminated, Mr. Rauh’s termination of employment shall be deemed to occur on the close of business on the earlier of the effective date of “dissolution” or the day immediately preceding the next scheduled extension date, and Mr. Rauh shall be entitled to receive certain accrued amounts. In the event (i) that Parent elects not to extend the employment term or (ii) of a “dissolution” (as such term is defined in his employment agreement) in connection with which the Sponsors receive a return on their investment, Mr. Rauh shall be treated as terminated without cause effective as of the close of business on the day immediately preceding the next scheduled extension date or the effective date of the “dissolution,” and shall be entitled to receive the amounts and benefits described above.

Pursuant to the terms of his employment agreement, Mr. Rauh is subject to the following covenants: (i) a covenant not to disclose confidential information while employed and at all times thereafter; (ii) a covenant not to compete for a period of 12 months (24 months if the Severance Period is 24 months) following his termination of employment for any reason; and (iii) a covenant not to solicit employees or customers for a period of 12 months (24 months if the Severance Period is 24 months) following his termination of employment for any reason.

Kevin Gill

Parent entered into an employment agreement with Kevin Gill, dated as of November 11, 2013, whereby Mr. Gill serves as our Chief Human Resource Officer. Mr. Gill’s employment agreement has an initial term equal to three years commencing on May 21, 2013 which will be automatically extended for additional one-year periods, unless Parent or Mr. Gill provides the other party 60 days prior written notice before the next extension date that the employment term will not be so extended. The employment term will automatically and immediately be terminated upon a “dissolution” (as defined in the employment agreement).

Pursuant to the terms of his employment agreement, Mr. Gill’s initial annual base salary is $300,000, which amount is reviewed annually by the Board, and may be increased (but not decreased). Mr. Gill is also eligible to earn an annual bonus of up to 60% of his base salary based upon the achievement of performance targets established by the Board within the first three months of each fiscal year during the employment term, with a potential bonus of up to 150% of his base salary for extraordinary performance. The Board, in its sole discretion, may appropriately adjust such performance targets in any fiscal year to reflect any merger, acquisition or divestiture affected by the Parent during such fiscal year. The annual bonus would be paid in a cash lump sum during the calendar year immediately following the fiscal year in which it is earned. In addition, after Mr. Gill commenced his employment, Parent paid Mr. Gill a starting bonus of $20,000 in a lump sum. Mr. Gill is entitled to a car allowance in the amount of $1,000 per month for car expenses.

The employment agreement further provides for reimbursement of three to four months of the reasonable rental of a house in Colorado, the closing costs associated with the sale of his home in North Carolina and any actual out of pocket loss incurred by Mr. Gill on the sale of his residence in North Carolina. These reimbursements are subject to a gross-up of all income taxes imposed on Mr. Gill in connection with the reimbursement payments. These obligations were satisfied by Parent in 2013 and are included in the “All Other Compensation” column of the Summary Compensation Table. In addition, the agreement provides that Parent reimburse Mr. Gill for his out of pocket costs for payment of COBRA continuation premiums in connection with health care insurance covering Mr. Gill and his family, until such time as Mr. Gill and his family obtain coverage under the Parent’s health care insurance plan. These obligations were satisfied by Parent in 2013 and are included in the “All Other Compensation” column of the Summary Compensation Table. Mr. Gill is also entitled to participate in the Parent’s employee benefit plans as in effect from time to time, on the same basis as those benefits are generally made available to other senior executives of Parent.

If Mr. Gill’s employment is terminated (i) by Parent with “cause” (as defined in the employment agreement) or (ii) by him other than as a result of a “constructive termination” (as defined in the employment agreement), he will be entitled to certain accrued amounts, and if Mr. Gill’s employment is terminated as a result of his death or “disability” (as defined in his employment agreement), he will be entitled to (a) certain accrued amounts, (b) a pro rata portion of the annual bonus, if any, that Mr. Gill would have been entitled to receive, payable when such annual bonus would have otherwise been payable to him had his employment not terminated, and (c) the costs of COBRA health continuation coverage for 18 months (or, if shorter, until COBRA coverage ends under Parent’s group health plan). If Mr. Gill’s employment is terminated (i) by Parent without cause or (ii) by him as a result of a “constructive termination” (as defined in the employment agreement), subject to his continued compliance with certain restrictive covenants and his non-revocation of a general release of claims, he will be entitled to receive, in addition to certain accrued amounts, (i) continued payment of his base salary in accordance with the Parent’s normal payroll practices, as in effect on the date of termination of his employment, until 12 months after the date of such termination (the “Severance Period”), (ii) the costs of COBRA health continuation coverage for the lesser of the Severance Period or 18 months (or, if shorter, until COBRA coverage ends under Parent’s group health plan); provided that the aggregate amounts shall be reduced by the present value of any other cash severance or termination benefits payable to Mr. Gill under any other plans, programs or arrangements of the Parent or its affiliates.

In the event (i) Mr. Gill elects not to extend the employment term or (ii) of a “dissolution” (as such term is defined in his employment agreement) in connection with which the Sponsors do not receive a return on their investment, unless Mr. Gill’s employment is earlier terminated, Mr. Gill’s termination of employment shall be deemed to occur on the close of business on the earlier of the effective date of “dissolution” or the day immediately preceding the next scheduled extension date, and Mr. Gill shall be entitled to receive certain accrued amounts. In the event (i) that Parent elects not to extend the employment term or (ii) of a “dissolution” (as such term is defined in his employment agreement) in connection with which the Sponsors receive a return on their investment, Mr. Gill shall be treated as terminated without cause effective as of the close of business on the day immediately preceding the next scheduled extension date or the effective date of the “dissolution,” and shall be entitled to receive the amounts and benefits described above.

Pursuant to the terms of his employment agreement, Mr. Gill is subject to the following covenants: (i) a covenant not to compete for a period of 12 months following his termination of employment by Parent without cause (ii) a covenant not to disclose confidential information while employed and at all times thereafter; and (iii) a covenant not to solicit employees or customers for a period of 12 months following his termination of employment by Parent without cause.

Bonus and Non-Equity Incentive Plan Compensation

Pursuant to their employment arrangements as discussed above, each named executive officer is eligible to earn an annual bonus of up to a specified percentage of such named executive officer’s base salary based upon the achievement of performance targets established by the Board within the first three months of each fiscal year during such named executive officer’s employment term. The performance targets may be based on Adjusted EBITDA and/or free cash flow targets; however, the Board, in its discretion, may adjust such performance targets in any fiscal year to reflect any merger, acquisition or divestiture affected by the Company during such fiscal year. In fiscal 2013 and 2012, the performance targets were primarily based on Adjusted EBITDA, cash flows and achieving certain safety metrics.

During fiscal 2013, the Adjusted EBITDA, cash flows and safety metrics as set by the Board in the first three months of 2013 were achieved. As a result, compensation was provided to the named executive officers was provided in the amounts shown above in the Non-Equity Incentive Plan Compensation column in the “—Summary Compensation Table.”

During fiscal 2012, although the Company’s actual Adjusted EBITDA result did not meet the target Adjusted EBITDA and thus the named executive officers were not entitled to their cash payments under the non-equity compensation plan awards, the Board in its discretion determined to make cash bonus payments to Mr. Hill and Mr. Rauh, as disclosed in the footnote to the bonus column of the Summary Compensation Table above. In determining the discretionary cash bonus payment for each named executive officer, the Board considered all of the following measures: safety, customer satisfaction, product quality and the successful integration of acquired businesses into Summit Materials. In addition, the Board considered each named executive officer’s effectiveness and contribution to Summit Materials.

Employee Long-Term Incentive Plan

Certain of our employees, including our named executive officers, received Class D unit interests in the Parent between 2009 and 2013. The Class D units provide rights to cash distributions based on a predetermined distribution formula (as provided for in the Third Amended and Restated Limited Partnership Agreement dated December 23, 2013) upon the Parent’s general partner declaring a distribution. There are four categories of Class D units: Class D-1 U.S. Interests; Class D-1 Non-U.S. Interests; Class D-2 U.S. Interests and Class D-2 Non-U.S. Interests. Under the exempted limited partnership agreement, these units would be entitled to distributions as determined by the Board on a pro rata basis with the Class B and Class C Units after returns of capital to Class A and Class B Holders (Blackstone and other Sponsors) and a preferential distribution to Class C Holders.

Generally, 50% of each category of Class D-1 units vest with the passage of time (“time-vesting interests”) and the remaining 50% of the Class D-1 units and all Class D-2 units vest when certain investment returns are achieved by the Parent’s investors (“performance-vesting interests”). Of the time-vesting-interests, subject to the holder’s continued employment through the applicable vesting date, 20% vest on the first anniversary of the grant date and the remaining 80% vest monthly over the four years following the first anniversary of the grant date. The time-vesting interests will become fully vested on an accelerated basis upon a change in control while the employee continues to provide services to the Company. Any of the time-vesting interests that are unvested upon termination of the employee’s services will be forfeited by the employee.

The performance-vesting interests vest when certain investment returns are achieved by the Parent’s investors while the employee continues to provide services to the Company or its subsidiaries. There are two performance levels at which performance-vesting interests generally vest, with performance-vesting interests that are Class D-1 units vesting if the Parent’s investors receive a return on invested capital of 1.75 times their initial investment, and performance-vesting interests that are Class D-2 units vesting if the Parent’s investors receive a return on invested capital of 3.00 times their initial investment.

Unvested interests are generally forfeited upon any termination of employment by the holder. However, if the employee is terminated without “cause” or resigns due to a “constructive termination” (each as defined in such employee’s employment agreement with the Company) within 12 months preceding a “change of control” or a “public offering” (each as defined in the Parent’s limited partnership agreement) any performance-vesting interests that would have been eligible to vest in connection with such transaction shall be restored and shall be eligible to vest based on the proceeds of such transaction.

If a holder’s employment is terminated by us for “cause,” or the holder violates a restrictive covenant, any vested Class D units are automatically forfeited. If a holder’s employment is terminated by us without “cause,” we may, under specified circumstances, repurchase the holder’s vested Class D units at a price per unit equal to the fair market value of such Class D units, minus any amounts already distributed to the holder in respect of such Class D units.

If a holder’s employment terminates as a result of the voluntary resignation of the holder, we may elect to convert all of the employee’s Class D units into a right to a fixed cash payment capped at a specified amount determined at the time of termination. The fixed cash payment calculated for this purpose is an amount equal to the fair market value of the holder’s vested Class D units minus any amounts already distributed to the holder in respect of such Class D units.

In 2013 and 2012, Mr. Rauh was granted approximately 37.2 and 175.8 Class D-1 time-vesting units, respectively, 37.2 and 175.8 Class D-1 performance-vesting units, respectively, and 11.2 and 52.8 Class D-2 performance-vesting units, respectively, consistent with the terms described above. In 2013, Mr. Gill was granted approximately 74.3 Class D-1 time-vesting units, 74.3 Class D-1 performance-vesting units and 22.3 Class D-2 performance-vesting units consistent with the terms described above.

Summit Materials, LLC Retirement Plan

We have a qualified contributory retirement plan established to qualify as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended. The plan covers all employees, including our named executive officers, who are limited to their annual tax deferred contribution limit as allowed by the Internal Revenue Service and may contribute up to 75% of their gross wages. We provide for matching contributions to the plan, including 100% of pre-tax employee contributions and up to 4% of eligible compensation. Employer contributions vest immediately.

Potential Payments upon Termination or Change of Control

In the event of a termination of employment or change of control, Class D units are subject to acceleration or extended periods during which the Class D units have an opportunity to vest, as described in “—Employee Long-Term Incentive Plan” above, and the named executive officers are entitled to the cash and non-cash severance benefits in accordance with the terms of their employment agreements, as described in “—Employment Agreements.”

Compensation Committee Interlocks and Insider Participation

Presently, the Board does not have a compensation committee. All decisions about our executive compensation in fiscal years 2013 and 2012 were made by the Board. Mr. Hill, who is the Chairman of the Board and our President and Chief Executive Officer, generally participates in discussions and deliberations of the Board regarding executive compensation. Other than Mr. Hill and Mr. Murphy, who served as our Interim Chief Financial Officer from December 18, 2012 to May 12, 2013 and from July 1, 2013 to October 14, 2013, no member of the Board was at any time during fiscal years 2013 or 2012, or at any other time, one of our officers or employees. We are parties to certain transactions with our Sponsors described in “Certain Relationships and Related Party Transactions.” None of our executive officers has served as a director or member of a compensation committee (or other committee serving an equivalent function) of any entity, one of whose executive officers served as a director of Parent GP.

Outstanding Equity Awards at 2013 Fiscal Year-end

A summary of the outstanding equity awards for each named executive officer as of December 28, 2013 is as follows:

	Stock Awards
Name	Grant Date	Number of shares or units of stock that have not vested (#)(1)	Market value of shares or units of stock that have not vested ($)(2)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)(3)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)(2)
Thomas Hill	08/25/2009	20	56,929	195	452,414
	02/17/2010	52	145,560	312	723,076
	04/16/2010	11	30,652	58	135,297
	05/27/2010	89	247,153	407	941,758
	08/02/2010	52	145,838	218	505,188
	09/15/2010	33	92,341	123	285,683
	11/30/2010	5	14,944	20	46,744
	05/27/2011	52	144,049	140	322,857
	08/02/2011	43	118,725	107	248,216
	10/28/2011	27	73,863	61	664,729
Douglas Rauh	01/01/2012	134	372,780	290	671,035
	08/21/2013	37	103,553	48	111,831
Kevin Gill	05/21/2013	74	207,126	97	223,676

(1)	Reflects time-vesting Class D Units, 20% of which vest on the first anniversary of the grant date and the remaining 80% vest monthly over the four years following the first anniversary.
(2)	Reflects the aggregated market values at December 28, 2013 based on the most recent valuation of the Class D Units.
(3)	Reflects performance-vesting interests that vest when certain investment returns are achieved by the Parent’s investors while the employee continues to provide services to the Company or its subsidiaries.

Director Compensation

We do not currently pay our directors who are either employed by us, Blackstone or Silverhawk compensation for their services as directors. Our other directors receive compensation for each quarter serving as a director. We may also reimburse our other directors for any reasonable expenses incurred by them in connection with services provided in such capacity. Our other directors may also receive equity incentive awards.

Howard Lance

Howard Lance began to serve on the Board of Parent GP starting in October 2012. However, he was formally elected as a director of Parent GP in February 2013. Mr. Lance is entitled to an annual cash retainer of $250,000 pursuant to an agreement under which Mr. Lance agreed to serve as a director. In March 2013, Mr. Lance was granted approximately 217.2 Class D-1 time-vesting units, 217.2 Class D-1 performance-vesting units and 65.2 Class D-2 performance-vesting units consistent with the terms describe above in “—Employee Long-Term Incentive Plan” above, except that Mr. Lance’s equity award is subject to vesting based solely on his continued service on the Board.

John Murphy

John Murphy was elected as a director of Parent GP and Chairman of the Audit Committee in February 2012. Mr. Murphy is entitled to an annual cash retainer of $100,000. In addition, Mr. Murphy is entitled to an annual equity grant of $50,000 for his service as director, for which, in 2013, he was granted approximately 4.3 Class D-1 time-vesting units, 4.3 Class D-1 performance-vesting units and 1.3 Class D-2 performance-vesting units, consistent with the terms describe above in “—-Employee Long-Term Incentive Plan.” Mr. Murphy was compensated $316,274 for his services as the Company’s Interim Chief Financial Officer from January 2013 to May 2013 and from July 2013 to October 2013.

Director Compensation

The table below summarizes the compensation paid to non-employee Directors for the year ended December 28, 2013.

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Total Compensation
Howard Lance	$250,000	$605,047	$855,047
John Murphy	100,000	12,101	112,101
Neil Simpkins	—	—	—
Ted Gardner	—	—	—
Julia Kahr	—	—	—

(1)	The amount reported in the Stock Awards column reflects the aggregate grant date fair value of our units computed in accordance with ASC 718. The assumptions applied in determining the fair value of the stock awards are discussed in Note 19, Employee Long-Term Incentive Plan, to our December 28, 2013 audited consolidated financial statements included elsewhere in this report. This amount reflects our calculation of the value of the awards at the grant date and does not necessarily correspond to the actual value that may ultimately be recognized by the director. The performance conditions for the performance-vesting units are described above in “Executive Compensation—Employee Long-Term Incentive Plan” in this report. The performance-vesting units granted vest under performance conditions which are not currently deemed probable of occurring, and, therefore, have not been included in the table above. The unrecognized value of these awards assuming the highest level of performance conditions would be achieved was $653,390 for Mr. Lance in 2013 and $13,068 in 2013 for Mr. Murphy. At December 28, 2013, the aggregate number of stock awards outstanding was 499.5 Class D Units for Mr. Lance and 15.9 Class D Units outstanding for Mr. Murphy.

ITEM 12.	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Parent owns 100% of the limited liability company interests of Summit Materials Holdings, LLC, which owns 100% of the limited liability company interests of Summit Materials Intermediate Holdings, LLC, which owns 100% of the limited liability company interests of Summit Materials, which owns 100% of the issued and outstanding common stock of Summit Materials Finance Corp. The limited partnership interests of Parent consist of Class A-1 Units, Class A-2 Units, Class B-1 Units, Class C Units and Class D-1 Units and Class D-2 Units. Class A-1 Units are equity interests in Parent and have economic characteristics that are similar to those of shares of preferred stock in a corporation. Class A-2 Units are equity interests in Parent that are issuable only upon the exchange of Class B-1 Units, Class C Units and Class D-1 Units or Class D-1 Units for Class A-2 Units following any transfer of any such units (other than transfers to certain permitted transferees) and have similar economic rights as Class A-1 Units. Class B Units are equity interests in Parent and have similar economic rights as Class A-1 Units. Class C Units are equity interests in Parent that have been issued to certain start-up partners of Parent and have economic characteristics similar to those of shares of junior preferred stock in a corporation. Class D-1 Units and Class D-2 Units are partnership profits interests having economic characteristics similar to stock appreciation rights and are subject to different vesting schedules and other conditions including certain transfer restrictions and put and call rights applicable only to employees or the other holders thereof. For additional information, see “Management—Executive and Director Compensation” and “Certain Relationships and Related Party Transactions.”

The following table sets forth information with respect to the beneficial ownership of the Class A-1 Units and Class A-2 Units of Parent taken together as a single class, the Class B-1, the Class C Units of Parent, the Class D-1 and Class D-2 Units taken together as a single class and the aggregate Class A-1 Units, Class A-2 Units, Class B-1 Units, Class C Units, Class D-1 Units and Class D-2 Units taken together as a single class, in each case, as of December 28, 2013 for (i) each individual or entity known by us to own beneficially more than 5% of the aggregate units, (ii) each of our named executive officers, (iii) each of our directors and (iv) all of our directors and our executive officers as a group.

The amounts and percentages of units beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated Class A-1 Units, Class A-2 Units, Class B-1 Units, Class C Units, Class D-1 Units and Class D-2 Units. Unless otherwise noted, the address of each beneficial owner of is c/o Summit Materials, LLC, 1550 Wynkoop Street, 3rd floor, Denver, Colorado 80202. The table below presents the beneficial owners of the Company’s limited liability company interests as of December 28, 2013.

Name and Address of Beneficial Owner	Class A Units		Class B-1 Units		Class C Units		Class D Units		Aggregate
	Amount and Nature of Beneficial Ownership	Percent	Amount and Nature of Beneficial Ownership	Percent	Amount and Nature of Beneficial Ownership	Percent	Amount and Nature of Beneficial Ownership	Percent	Amount and Nature of Beneficial Ownership		Percent
Blackstone Funds(1)	29,173	91.60%	—	—	—	—	—	—	29,173	(2)	69.86%
Silverhawk Summit, L.P.(3)	1,572	5.03%	—	—	260	35.91%	—	—	1,832		4.39%
Thomas Hill	108	*	—	—	133	18.37%	—	—	241		*
Douglas Rauh	—	—	—	—	—	—	—	—	—		—
Kevin Gill	—	—	—	—	—	—	—	—	—		—
Howard Lance	—	—	—	—	—	—	—	—	—		—
John Murphy	—	—	—	—	—	—	—	—	—		—
Neil Simpkins(4)	—	—	—	—	—	—	—	—	—		—
Ted Gardner(5)	100	*	—	—	124	17.13%	—	—	224		*
Julia Kahr(6)	—	—	—	—	—	—	—	—	—		—
All Directors and Executive Officers as a Group (13 persons)	233	*	—	—	288	39.78%	—	—	521		1.25%

*	Less than 1%.

(1)	Units of Parent shown as beneficially owned by the Blackstone Funds (as hereinafter defined) are held by the following entities: (i) Blackstone Capital Partners (Cayman) V-NQ L.P. (“BCP Cayman V”) owns 23,602 Class A-1 Units representing 75.49% of the outstanding Class A Units of Parent; (ii) Blackstone Capital Partners (Cayman) NQ V-AC L.P. (“BCP Cayman NQ”) owns 4,975 Class A-1 Units representing 15.91% of the outstanding Class A Units of Parent; (iii) Summit BCP Intermediate Holdings L.P. (“Summit BCP”) owns 536 Class A-1 Units representing 1.71% of the outstanding Class A Units of Parent; (iv) Blackstone Participation Partnership (Cayman) V-NQ L.P. (“BPP”) owns 22 Class A-1 Units representing 0.07% of the outstanding Class A-1 Units of Parent; and (v) Blackstone Family Investment Partnership (Cayman) V-NQ L.P. (“BFIP”) owns 38 Class A-1 Units representing 0.12% of the outstanding Class A Units of Parent (BCP Cayman V, BCP Cayman NQ, Summit BCP, BPP and BFIP are collectively referred to as the “Blackstone Funds”). The general partner of BCP Cayman V and BCP Cayman NQ is Blackstone Management Associates (Cayman) V-NQ L.P. The general partner of Summit BCP is Summit BCP Intermediate Holdings GP, Ltd., and BFIP is the sole member and controlling entity of Summit BCP. The general partner and controlling entity of BFIP, BPP and Blackstone Management Associates (Cayman) V-NQ L.P. is BCP V-NQ GP L.L.C. Blackstone Holdings III L.P. is the managing member and majority interest owner of BCP V-NQ GP L.L.C. Blackstone Holdings III L.P. is indirectly controlled by The Blackstone Group L.P. and is owned, directly or indirectly, by Blackstone professionals and The Blackstone Group L.P. The Blackstone Group L.P. is controlled by its general partner, Blackstone Group Management L.L.C., which is in turn wholly-owned by Blackstone’s senior managing directors and controlled by its founder, Stephen A. Schwarzman. Each of such Blackstone entities and Mr. Schwarzman may be deemed to beneficially own the securities beneficially owned by the Blackstone Funds directly or indirectly controlled by it or him, but each disclaims beneficial ownership of such securities except to the extent of its or his indirect pecuniary interest therein. The address of each of the Blackstone entities listed in this note is c/o The Blackstone Group L.P., 345 Park Avenue, New York, NY 10154.
(2)	The limited partnership agreement of Parent Holdings (i) provides that, prior to an initial public offering, the Blackstone Funds have the right to require each unit owned by an employee to participate in any transaction constituting a change of control or the sale of all or substantially all of the assets of Parent to a third-party (in either case, with respect to U.S. investments only, non-U.S. investments only or both) and (ii) generally restricts the transfer of each unit owned by an employee until twelve months following an initial public offering. As a result, the Blackstone Funds may be deemed to beneficially own 95.60% of outstanding units of Parent. The units of Parent held by employees that may be so deemed beneficially owned by the Blackstone Funds are not reported in the table above. For additional information, see “Executive Compensation” and “Certain Relationships and Related Party Transactions, and Director Independence.”
(3)	Silverhawk Summit, L.P.is controlled by Silverhawk Capital Partners GP II, L.P. and is owned, directly or indirectly, by Silverhawk Capital Partners, LLC. The address of each of the Silverhawk entities listed in this note is c/o Silverhawk Capital Partners, LLC, 140 Greenwich Ave, 2nd Floor, Greenwich, CT 06830.
(4)	Mr. Simpkins is a Senior Managing Director of The Blackstone Group. Mr. Simpkins disclaims beneficial ownership of any shares owned directly or indirectly by the Blackstone Funds, except to the extent of his indirect pecuniary interest therein. Mr. Simpkins’ address is c/o The Blackstone Group, L.P., 345 Park Avenue, New York, NY 10017.
(5)	Mr. Gardner is a Managing Partner of Silverhawk Capital Partners, LLC. Mr. Gardner disclaims beneficial ownership of any shares owned directly or indirectly by Silverhawk, except to the extent of his indirect pecuniary interest therein. Mr. Gardner’s address is c/o Silverhawk Capital Partners, LLC, 140 Greenwich Ave, 2nd Floor, Greenwich, CT 06830.
(6)	Ms. Kahr is a Managing Director of The Blackstone Group. Ms. Kahr disclaims beneficial ownership of any shares owned directly or indirectly by the Blackstone Funds, except to the extent of his indirect pecuniary interest therein. Ms. Kahr’s address is c/o The Blackstone Group L.P., 345 Park Avenue, New York, NY 10017.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transaction and Management Fee Agreement

In connection with the formation of Parent, Parent entered into a transaction and management fee agreement with Blackstone Management Partners L.L.C. (“BMP”). Under this agreement, BMP (including through its affiliates) agreed to provide monitoring, advisory and consulting services relating to Parent and its subsidiaries. In consideration for the services, Parent will pay, or cause to be paid, to BMP a management fee which, for the year ended December 31, 2010 and subsequent years, is equal to the greater of $300,000 or 2.0% of Parent’s consolidated profit, as defined in the transaction and management fee agreement, for the immediately preceding fiscal year. BMP shall have no obligation to provide any other services to Parent absent express agreement. In addition, in consideration of BMP undertaking financial and structural analysis, due diligence investigations, corporate strategy and other advice and negotiation assistance necessary to enable Parent and its subsidiaries to undertake acquisitions, the Partnership will pay to BMP a transaction fee equal to (x) 1.0% of the aggregate enterprise value of any acquired entity or (y) if such transaction is structured as an asset purchase or sale, 1.0% of the consideration paid for or received in respect of the assets acquired or disposed of. In addition, Parent has agreed to indemnify BMP and its affiliates against liabilities relating to the services contemplated by the transaction and management fee agreement and will reimburse BMP and its affiliates for out-of-pocket expenses incurred in connection with providing such services. Under the management fee agreement, during the years ended December 28, 2013, December 29, 2012 and December 31, 2011, Summit Materials paid BMP management fees of $2.6 million, $2.1 million and $3.0 million, respectively.

At any time in connection with or in anticipation of a change of control of Parent, a sale of all or substantially all of Parent’s assets or an initial public offering of common equity of Parent or its successor (including any other entity used as a vehicle for an initial public offering), BMP may elect to receive, subject to the achievement of certain thresholds, in consideration of BMP’s role in facilitating such transaction and in settlement of the termination of the services provided under the transaction and management fee agreement, a single lump sum cash payment equal to the then-present value of all then-current and future annual management fees payable under the transaction and management fee agreement, assuming a hypothetical organic consolidated EBITDA growth rate equal to the growth rate over the prior twelve months and a termination date of the agreement to be the tenth anniversary of the date of the agreement. The transaction and management fee agreement will continue until the earlier of (x) the tenth anniversary of the date of the agreement, (y) the date BMP ceases to perform services and provides written notice thereof to Parent, or (z) such earlier date as Parent and BMP may mutually agree in writing.

Under the transaction and management fee agreement, BMP is permitted to, and has, assigned a portion of the fees to which it is entitled to receive from Parent thereunder to Silverhawk Summit, L.P. and to certain members of management. No transaction fees were paid in 2013 or 2012 and $0.8 million was paid in 2011.

Limited Partnership Agreement of Parent

The Sponsors and certain of our current and former officers, directors, employees and certain investors who rolled over equity in companies we acquired, indirectly beneficially own our equity interests through their respective ownership of partnership interests in Parent. Certain members of management indirectly beneficially own equity interests in Summit Materials through their respective ownership of certain classes of incentive partnership interests in Parent issued as part of an equity incentive program. Summit Materials is indirectly 100 percent-owned and controlled by Parent.

The limited partnership agreement of Parent provides that, except as otherwise set forth in the agreement, Parent GP has the exclusive right to manage, conduct and control the business of Parent. The agreement also includes provisions with respect to restrictions on transfer of partnership interests, rights of first offer, tag-along rights, drag-along rights and the right of Blackstone to cause an initial public offering, as well as certain other provisions, including with respect to registration rights and certain approval rights.

Shareholders Agreement of Parent GP

Parent GP is party to a shareholders agreement with Blackstone, Silverhawk, our chief executive officer, Tom Hill, Ted Gardner, Michael Brady and certain other shareholders, which governs certain matters relating to ownership of Parent GP, including with respect to restrictions on the issuance or transfer of shares, affiliate transactions and various corporate governance matters. Pursuant to the terms of the shareholders agreement, Parent GP is managed by a board of directors, currently consisting of six individuals, three of whom are nominees of Blackstone, one of whom is a nominee of Silverhawk, one of whom is a nominee of Tom Hill and Ted Gardner and one of whom is our chief executive officer. Under the shareholders agreement, owners of Class A interests of Parent are required to own shares of Parent GP. The majority of Parent GP is owned by Blackstone.

Management Equity Purchase Plan

Parent maintains equity incentive arrangements for executives and other senior management employees. Consistent with these arrangements, certain members of our management team have purchased and/or received, and may, from time to time, purchase and/or receive, equity interests or profit interests in Parent. Such purchases or awards of equity interests or profit interests may represent a substantial portion of the equity or profits of Parent.

Commercial Transactions with Sponsor Portfolio Companies

Our Sponsors and their respective affiliates have ownership interests in a broad range of companies. We have entered and may in the future enter into commercial transactions in the ordinary course of our business with some of these companies, including the sale of goods and services and the purchase of goods and services. None of these transactions or arrangements is expected to be material to us.

Procedures with Respect to Review and Approval of Related Person Transactions

Parent GP has not adopted a formal written policy for the review and approval of transactions with related persons. However, the limited partnership agreement of Parent provides that the members of the board of directors of Parent GP shall review and approve transactions with related persons in certain circumstances.

Other

We purchased equipment from a noncontrolling member of Continental Cement for approximately $2.3 million, inclusive of $0.1 million of interest, in 2011, which was paid for in 2012.

We earned revenue of $0.6 million, $7.9 million and $8.6 million and incurred costs of $0.2 million, $0.2 million and $0.7 million in connection with several transactions with unconsolidated affiliates for the years ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively. We had immaterial revenue from unconsolidated affiliates in the year ended December 28, 2013. As of December 28, 2013 and December 29, 2012, accounts receivable from affiliates was $0.4 million and $1.9 million, respectively, and accounts payable to affiliates was zero and $0.2 million, respectively.

Cement sales to companies owned by certain noncontrolling members of Continental Cement were approximately $12.7 million, $12.5 million and $9.5 million for the years ended December 28, 2013, December 29, 2012 and December 2011, respectively, and accounts receivables due from these parties were approximately $0.2 million and $1.0 million as of December 28, 2013 and December 29, 2012, respectively.

We owe $0.7 million as of December 28, 2013 to a noncontrolling member of Continental Cement for accrued interest on a related party note, which is expected to be fully settled by 2014. The principal balance on the note was repaid as part of the January 2012 financing transactions.

Lease payments of $0.6 million, $1.0 million and $0.4 million and were made to related parties for the years ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The audit committee of the Board has the sole authority to retain and terminate the Company’s independent auditors and the independent auditors report directly to the audit committee. The audit committee is also responsible for the compensation and oversight of the work of the independent auditors for the purpose of preparing or issuing an audit report or related work.

The audit committee performs procedures to ensure that all auditing services and permitted non-audit services (including the fees and term thereof) to be performed for the Company by the independent auditors are approved by the audit committee in accordance with applicable legal and regulatory requirements. The audit committee may form subcommittees and delegate authority hereunder as it deems appropriate, including the authority to grant preapprovals of audit and permitted non-audit services.

The table below summarizes the aggregate fees billed to Summit Materials by KPMG LLP in 2013 and 2012, which were all pre-approved by the audit committee. A description of these various fees and services follows the table.

(in thousands)	2013	2012
Audit Fees	$2,200	$1,628
Tax Fees	727	9

Total	$2,927	$1,637

Audit Fees

The aggregate fees billed for professional services by KPMG LLP for the audit of our financial statements, reviews of our quarterly financial statements and services associated with other Securities and Exchange Commission filings.

Tax Fees

The aggregate fees billed for professional services by KPMG LLP in connection with routine tax compliance, general tax consulting services and services related to state tax audits.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

1. Financial statements:

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive (Loss) Income

Consolidated Statements of Cash Flows

Consolidated Statements of Redeemable Noncontrolling Interest and Member’s Interest

2. Financial statement schedules:

Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the financial statements or notes thereto.

3.	Exhibits:

3.1	Certificate of Formation of Summit Materials, LLC, as amended (incorporated by reference from Exhibit 3.1 to the registrant’s Registration Statement on Form S-4, filed on March 27, 2013 (File No. 333-187556)).

3.2	Amended and Restated Limited Liability Company Agreement of Summit Materials, LLC (incorporated by reference from Exhibit 3.2 to the registrant’s Registration Statement on Form S-4, filed on March 27, 2013 (File No. 333-187556)).

4.1	Indenture, dated as of January 30, 2012, among Summit Materials, LLC, Summit Materials Finance Corp., the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the registrant’s Registration Statement on Form S-4, filed March 27, 2013 (File No. 333-187556)).

4.2	First Supplemental Indenture, dated as of March 13, 2012, among Norris Quarries, LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the registrant’s Registration Statement on Form S-4, filed March 27, 2013 (File No. 333-187556)).

4.3	Second Supplemental Indenture, dated as of January 17, 2014, among Summit Materials, LLC, Summit Materials Finance Corp., the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.4 filed with the registrant’s Current Report on Form 8-K, filed January 23, 2014 (File No. 333-187556)).

4.4*	Third Supplemental Indenture, dated as of February 21, 2014, among Alcomat, LLC, Alleyton Resource Company, LLC, Alleyton Services Company, LLC and Wilmington Trust, National Association, as trustee.

4.5	Form of 10.5% Senior Note due 2020 (included in Exhibit 4.1).

4.6	Registration Rights Agreement, dated as of January 17, 2014, among Summit Materials, LLC, Summit Materials Finance Corp., the guarantors named therein, Merrill Lynch, Pierce, Fenner & Smith Incorporated and the several other initial purchasers (incorporated by reference to Exhibit 4.5 filed with the registrant’s Current Report on Form 8-K, filed January 23, 2014 (File No. 333-187556)).

10.1	Credit Agreement, dated as of January 30, 2012, by and among Summit Materials, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets Inc., as joint lead arrangers, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., UBS Securities LLC, Barclays Capital, Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc., as joint bookrunners, Bank of America, N.A., as administrative agent, collateral agent and swing line lender, Bank of America, N.A., as letter of credit issuer, and Citigroup Global Markets Inc., as syndication agent (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to the registrant’s Registration Statement on Form S-4, filed May 3, 2013 (File No. 333-187556)).

10.2	Amendment No. 1, dated as of February 5, 2013, to the Credit Agreement, dated as of January 30, 2012, by and among Summit Materials, LLC, Bank of America, N.A. as sole lead arranger, and Bank of America, N.A. and Citigroup Global Markets Inc., as joint bookrunners (incorporated by reference to Exhibit 10.2 of the registrant’s Registration Statement on Form S-4, filed March 27, 2013 (File No. 333-187556)).

10.3	Amendment No. 2, dated as of January 16, 2014, to the Credit Agreement, dated as of January 30, 2012, by and among Summit Materials, LLC, the guarantors party thereto, Bank of America, N.A., as administrative agent, collateral agent, L/C issuer and swing line lender and the other parties thereto (incorporated by reference to Exhibit 10.1 filed with the registrant’s Current Report on Form 8-K, filed January 23, 2014 (File No. 333-187556)).

10.4	Tranche A Revolving Credit Commitment Conversion Agreement, dated as of February 11, 2013, under the Credit Agreement, dated as of January 30, 2012, among Summit Materials, LLC, the guarantors party thereto, the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Bank of America, N.A., as administrative agent, collateral agent, L/C issuer and swing line lender and the other parties thereto (incorporated by reference to Exhibit 10.3 of the registrant’s Registration Statement on Form S-4, filed March 27, 2013 (File No. 333-187556)).

10.5	Security Agreement, dated as of January 30, 2012, by and among the grantors identified therein and Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.4 of the registrant’s Registration Statement on Form S-4, filed March 27, 2013 (File No. 333-187556)).

10.6*	Acquisition Agreement, dated as of December 5, 2013, among Alleyton Resource Corporation, Colorado Gulf, LP, Texas CGC, LLC, Barten Shepard Investments, LP, TBGSI Corp., the individuals signatory thereto and Summit Materials, LLC.

10.7*	Amendment dated January 14, 2014, to Acquisition Agreement, dated as of December 5, 2013, among Alleyton Resource Corporation, Colorado Gulf, LP, Texas CGC, LLC, Barten Shepard Investments, LP, TBGSI Corp., the individuals signatory thereto and Summit Materials, LLC.

10.8*+	Form of Management Interest Subscription Agreement for executive officers.

10.9*+	Form of Management Interest Subscription Agreement for directors.

10.10+	Employment Agreement, dated July 30, 2009, by and between Summit Materials Holdings L.P. and Thomas Hill (incorporated by reference to Exhibit 10.5 to the registrant’s Registration Statement on Form S-4, filed on March 27, 2013 (File No. 333-187556).

10.11+	Employment Agreement, dated December 29, 2011, by and between Summit Materials Holdings L.P. and Douglas Rauh (incorporated by reference to Exhibit 10.6 to the registrant’s Registration Statement on Form S-4, filed on March 27, 2013 (File No. 333-187556).

10.12*+	Employment Agreement, dated November 11, 2013, by and between Summit Materials Holdings L.P. and Kevin Gill.

10.13+	Employment Agreement, dated May 20, 2013, by and between Summit Materials Holdings L.P. and Julio Ramirez (incorporated by reference to Exhibit 10.7 to the registrant’s Registration Statement on Form S-4, filed on May 24, 2013 (File No. 333-187556).

10.14+	Agreement and Release between Summit Materials Holdings L.P. and Julio Ramirez, Chief Financial Officer (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q, filed November 6, 2011 (File No. 333-187556)).

10.15+	Compensation Arrangement between Summit Materials Holdings L.P. and John Murphy, Interim Chief Financial Officer (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q, filed November 6, 2011 (File No. 333-187556)).

10.16+	Employment Agreement, dated as of November 20, 2013, between Summit Materials Holdings L.P. and Brian J. Harris (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q, filed November 6, 2011 (File No. 333-187556)).

12.1*	Computation of ratio of earnings to fixed charges

21*	Subsidiaries of Summit Materials, LLC

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1*	Mine Safety Disclosures.

99.1*	Section 13(r) Disclosure.

101.1NS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished herewith
+	Indicates management or compensating plan or arrangement

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT MATERIALS, LLC

Date: March 7, 2014	By:	/s/ Brian J. Harris
Brian J. Harris

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on the 7th day of March, 2014.

Signature	Title

/s/ Thomas W. Hill Thomas W. Hill	President and Chief Executive Officer; Director of Summit Materials Holdings GP, Ltd. (“Parent GP”) (Principal Executive Officer)

/s/ Brian J. Harris Brian J. Harris	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Ted A. Gardner Ted A. Gardner	Director of Parent GP

/s/ Julia C. Kahr Julia C. Kahr	Director of Parent GP

/s/ Howard L. Lance Howard L. Lance	Director of Parent GP

/s/ John R. Murphy John R. Murphy	Director of Parent GP

/s/ Neil P. Simpkins Neil P. Simpkins	Director of Parent GP