Form 10-Q
period 2014-06-28
Summit Materials, LLC
filed 2014-08-06
CIK 1571371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014

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

As of August 5, 2014, 100% of the registrant’s outstanding limited liability company interests were held by Summit Materials Intermediate Holdings, LLC.

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

As used in this report, unless otherwise noted or the context otherwise requires,

•	“we,” “our,” “us,” and the “Company” refer to Summit Materials, LLC and its subsidiaries as a combined entity;

•	“Summit Materials” refers only to Summit Materials, LLC and not its subsidiaries;

•	“Finance Corp” refers only to Summit Materials Finance Corp., a wholly-owned indirect subsidiary of Summit Materials;

•	“Sponsors” refers to certain investment funds affiliated with Blackstone Capital Partners V L.P. and Silverhawk Summit, L.P.;

•	“Lafarge” refers to Lafarge North America, Inc.;

•	“Westroc” refers to Westroc, LLC;

•	“Alleyton” refers collectively to Alleyton Resource Company, LLC, Alcomat, LLC and Alleyton Services Company, LLC, formerly Alleyton Resource Corporation, Colorado Gulf, LP and certain assets of Barten Shepard Investments, LP.;

•	“Troy Vines” refers collectively to Troy Vines, Inc.; and

•	“Buckhorn Materials” refers to Buckhorn Materials, LLC, which is the surviving entity from the acquisition of Buckhorn Materials LLC and Construction Materials Group LLC.

SUMMIT MATERIALS, LLC

FORM  10-Q

		Page No.
	PART I—Financial Information

Item 1.	Financial Statements	5

	Consolidated Balance Sheets as of June 28, 2014 (Unaudited) and December 28, 2013	5

	Unaudited Consolidated Statements of Operations for the three and six months ended June 28, 2014 and June 29, 2013	6

	Unaudited Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 28, 2014 and June 29, 2013	7

	Unaudited Consolidated Statements of Cash Flows for the six months ended June 28, 2014 and June 29, 2013	8

	Unaudited Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Member’s Interest for the six months ended June 28, 2014 and June 29, 2013	9

	Notes to Unaudited Consolidated Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	41

	PART II — Other Information

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3.	Defaults Upon Senior Securities	42

Item 4.	Mine Safety Disclosures	42

Item 5.	Other Information	42

Item 6.	Exhibits	42

SIGNATURES		44

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SUMMIT MATERIALS, LLC AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

	June 28, 2014 (unaudited)	December 28, 2013 (audited)
Assets
Current assets:
Cash	$20,802	$14,917
Accounts receivable, net	143,768	99,337
Costs and estimated earnings in excess of billings	21,779	10,767
Inventories	119,171	96,432
Other current assets	13,235	13,181

Total current assets	318,755	234,634

Property, plant and equipment, less accumulated depreciation, depletion and amortization (June 28, 2014—$246,098 and December 28, 2013—$212,382)	920,513	831,778
Goodwill	317,323	127,038
Intangible assets, less accumulated amortization (June 28, 2014—$2,577 and December 28, 2013—$2,192)	15,275	15,147
Other assets	45,774	39,197

Total assets	$1,617,640	$1,247,794

Liabilities, Redeemable Noncontrolling Interest and Member’s Interest
Current liabilities:
Current portion of debt	$69,220	$30,220
Current portion of acquisition-related liabilities	19,039	10,635
Accounts payable	78,244	72,104
Accrued expenses	87,913	57,251
Billings in excess of costs and estimated earnings	4,902	9,263

Total current liabilities	259,318	179,473

Long-term debt	938,290	658,767
Acquisition-related liabilities	40,947	23,756
Other noncurrent liabilities	83,415	77,480

Total liabilities	1,321,970	939,476

Commitments and contingencies (see note 9)

Redeemable noncontrolling interest	26,825	24,767
Member’s interest:
Member’s equity	512,297	486,896
Accumulated deficit	(239,213)	(198,511)
Accumulated other comprehensive loss	(5,472)	(6,045)

Member’s interest	267,612	282,340
Noncontrolling interest	1,233	1,211

Total member’s interest	268,845	283,551

Total liabilities, redeemable noncontrolling interest and member’s interest	$1,617,640	$1,247,794

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, LLC AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

(In thousands)

	Three months ended		Six months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Revenue:
Product	$225,808	$169,041	$329,769	$237,181
Service	98,487	85,801	145,617	124,490

Total revenue	324,295	254,842	475,386	361,671

Cost of revenue (excluding items shown separately below):
Product	155,984	115,960	245,003	181,932
Service	75,778	65,883	115,434	95,984

Total cost of revenue	231,762	181,843	360,437	277,916

General and administrative expenses	34,867	39,392	70,355	73,395
Depreciation, depletion, amortization and accretion	21,339	18,894	40,695	36,026
Transaction costs	2,405	982	4,996	2,464

Operating income (loss)	33,922	13,731	(1,097)	(28,130)
Other (income) expense, net	(697)	(269)	(891)	163
Loss on debt financings	—	—	—	3,115
Interest expense	21,651	14,482	40,470	27,849

Income (loss) from continuing operations before taxes	12,968	(482)	(40,676)	(59,257)
Income tax benefit	(864)	(726)	(1,460)	(3,347)

Income (loss) from continuing operations	13,832	244	(39,216)	(55,910)
(Income) loss from discontinued operations	(369)	(26)	(349)	97

Net income (loss)	14,201	270	(38,867)	(56,007)
Net income (loss) attributable to noncontrolling interest	1,946	1,939	(569)	(1,518)

Net income (loss) attributable to member of Summit Materials, LLC	$12,255	$(1,669)	$(38,298)	$(54,489)

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, LLC AND SUBSIDIARIES

Unaudited Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Three months ended		Six months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net income (loss)	$14,201	$270	$(38,867)	$(56,007)
Other comprehensive (loss) income:
Postretirement curtailment adjustment	—	—	(1,346)	—
Postretirement liability adjustment	—	—	2,164	—

Other comprehensive income	—	—	818	—

Comprehensive income (loss)	14,201	270	(38,049)	(56,007)
Less comprehensive income (loss) attributable to the noncontrolling interest	1,946	1,939	(324)	(1,518)

Comprehensive income (loss) attributable to member of Summit Materials, LLC	$12,255	$(1,669)	$(37,725)	$(54,489)

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, LLC AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Six months ended
	June 28, 2014	June 29, 2013
Cash flow from operating activities:
Net loss	$(38,867)	$(56,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, amortization and accretion	43,296	37,404
Financing fee amortization	470	1,629
Share-based compensation expense	1,138	1,114
Deferred income tax benefit	(525)	(2,969)
Net (gain) loss on asset disposals	(76)	5,574
Loss on debt financings	—	2,989
Other	559	755
(Increase) decrease in operating assets, net of acquisitions:
Account receivable, net	(28,917)	(11,610)
Inventories	(17,820)	(13,222)
Costs and estimated earnings in excess of billings	(10,246)	(13,688)
Other current assets	(2,128)	(491)
Other assets	2,214	(118)
Increase (decrease) in operating liabilities, net of acquisitions:
Accounts payable	3,589	6,691
Accrued expenses	8,511	(4,722)
Billings in excess of costs and estimated earnings	(4,361)	(1,493)
Other liabilities	(2,717)	404

Net cash used for operating activities	(45,880)	(47,760)

Cash flow from investing activities:
Acquisitions, net of cash acquired	(234,870)	(60,779)
Purchases of property, plant and equipment	(49,260)	(40,528)
Proceeds from the sale of property, plant and equipment	5,985	7,086
Other	757	—

Net cash used for investing activities	(277,388)	(94,221)

Cash flow from financing activities:
Proceeds from investment by member	24,350	—
Proceeds from debt issuances	424,750	189,681
Payments on long-term debt	(109,246)	(61,343)
Payments on acquisition-related liabilities	(4,259)	(3,426)
Financing costs	(6,354)	(2,707)
Other	(88)	—

Net cash provided by financing activities	329,153	122,205

Net increase (decrease) in cash	5,885	(19,776)
Cash—beginning of period	14,917	27,431

Cash—end of period	$20,802	$7,655

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, LLC AND SUBSIDIARIES

Unaudited Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Member’s Interest

(In thousands)

	Total Member’s Interest
	Member’s equity	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total member’s interest	Redeemable noncontrolling interest
Balance—December 28, 2013	$486,896	$(198,511)	$(6,045)	$1,211	$283,551	$24,767

Contributed capital	24,350	—	—	—	24,350	—
Accretion/ redemption value adjustment	—	(2,404)	—	—	(2,404)	2,404
Net (loss) income	—	(38,298)	—	22	(38,276)	(591)
Other comprehensive income	—	—	573	—	573	245
Share-based compensation	1,051	—	—	—	1,051	—

Balance—June 28, 2014	$512,297	$(239,213)	$(5,472)	$1,233	$268,845	$26,825

Balance—December 29, 2012	$484,584	$(94,085)	$(9,130)	$1,059	$382,428	$22,850

Accretion/ redemption value adjustment	—	(1,788)	—	—	(1,788)	1,788
Net (loss) income	—	(54,489)	—	(30)	(54,519)	(1,488)
Share-based compensation	1,114	—	—	—	1,114	—

Balance—June 29, 2013	$485,698	$(150,362)	$(9,130)	$1,029	$327,235	$23,150

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands)

1.	SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Summit Materials, LLC (“Summit Materials”) is a vertically integrated construction materials company. Across its subsidiaries, it is engaged in the production and sale of aggregates, cement, ready-mixed concrete, asphalt paving mix and concrete products. Summit Materials, through its subsidiaries (collectively, the “Company”), owns and operates quarries, sand and gravel pits, a cement plant, cement distribution terminals, ready-mixed concrete plants, asphalt plants and landfill sites. It is also engaged in paving and related services. The Company is organized by geographic region and has three operating segments, which are also its reporting segments: the West; Central; and East regions.

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

Basis of Presentation—These consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures typically included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto as of and for the year ended December 28, 2013. The Company continues to follow the accounting policies set forth in those consolidated financial statements. Management believes that these consolidated interim financial statements include all adjustments, normal and recurring in nature, that are necessary to present fairly the financial position of the Company as of June 28, 2014, the results of operations for the three and six month periods ended June 28, 2014 and June 29, 2013 and cash flows for the six month periods ended June 28, 2014 and June 29, 2013.

The Company’s fiscal year is based on a 52-53 week year with each quarter composed of 13 weeks ending on a Saturday. The 53 week year occurs approximately once every seven years. The additional week in the 53 week year will be included in the fourth quarter. The Company’s second quarter ended on June 28 and June 29 in 2014 and 2013, respectively. In 2013, Continental Cement Company, L.L.C. (“Continental Cement”), an indirect majority owned subsidiary of Summit Materials, changed its fiscal year to be consistent with the Company’s fiscal year. Prior to fiscal 2013, Continental Cement’s fiscal year was based on the calendar year with quarter-end dates of March 31, June 30, September 30 and December 31. The effect of this change to the Company’s financial position, results of operations and liquidity is immaterial.

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

Use of Estimates—Preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported and the disclosures about contingent assets and liabilities and reported amounts of revenue and expenses. Such estimates include the valuation of accounts receivable, inventories, goodwill, intangibles and other long-lived assets, pension and other postretirement obligations and asset retirement obligations. Estimates also include revenue earned on contracts and costs to complete contracts; most of the Company’s construction work is performed under fixed unit-price contracts with state and local governmental entities. Management regularly evaluates its estimates and assumptions based on historical experience and other factors, including the current economic environment. Management adjusts such estimates and assumptions when circumstances dictate. As future events and their effects cannot be determined with precision, actual results can differ significantly from estimates made. Changes in estimates, including those resulting from continuing changes in the economic environment, are reflected in the Company’s consolidated financial statements during the period in which the change in estimate occurs.

Business and Credit Concentrations—The Company’s operations are conducted primarily across 17 states, with the most significant revenue generated in Texas, Kansas, Kentucky, Utah and Missouri. The Company’s accounts receivable consist primarily of amounts due from customers within these areas. Therefore, collection of these accounts is dependent on the economic conditions in the aforementioned states, as well as specific situations affecting individual customers. Credit granted within the Company’s trade areas has been granted to many customers, and management does not believe that any significant concentrations of credit exist with respect to individual customers or groups of customers. No single customer accounted for more than 10% of total revenue in the three or six month periods ended June 28, 2014 and June 29, 2013.

Fair Value Measurements—Certain acquisitions made by the Company require the payment of contingent amounts of purchase consideration. These payments are contingent on specified operating results being achieved in periods subsequent to the acquisition and will not be made if earn-out thresholds are not achieved. Contingent consideration obligations are measured at fair value each reporting period, and any adjustments to fair value are recognized in earnings in the period identified. As of June 28, 2014 and December 28, 2013, contingent consideration obligations of $3.6 million and $1.9 million were included in the non-current portion of acquisition-related liabilities and, as of June 28, 2014, $2.5 million was included in the current portion of acquisition related liabilities. The $4.2 million increase in contingent consideration obligations relates to the January 17, 2014 acquisition of Alleyton Resource Corporation, Colorado Gulf, LP and certain assets of Barten Shepard Investments, LP (collectively, “Alleyton”).

The fair value of the contingent consideration obligations approximated their carrying value of $6.1 million and $1.9 million as of June 28, 2014 and December 28, 2013, respectively. The fair values are based on unobservable, or Level 3, inputs, including projected probability-weighted cash payments and an 11.0% discount rate, which reflects a market discount rate. Changes in fair value may occur as a result of a change in actual or projected cash payments, the probability weightings applied by the Company to projected payments or a change in the discount rate. Significant increases or decreases in any of these inputs in isolation could result in a lower, or higher, fair value measurement. There were no material valuation adjustments to contingent consideration obligations in the three or six month periods ended June 28, 2014 or June 29, 2013.

Financial Instruments—The Company’s financial instruments include certain acquisition-related liabilities (deferred consideration and noncompete obligations) and debt. The fair value of the deferred consideration and noncompete obligations approximate their carrying value of $46.9 million and $6.9 million, respectively, as of June 28, 2014, and $28.3 million and $4.2 million, respectively, as of December 28, 2013. The $21.3 million increase in the deferred consideration and noncompete obligations primarily relate to the acquisitions completed in 2014. The fair value was determined based on unobservable, or Level 3 inputs, including the cash payment terms in the purchase agreements and a discount rate reflecting the Company’s credit risk.

The fair value of long-term debt approximated $990.8 million and $696.5 million as of June 28, 2014 and December 28, 2013, respectively, compared to its carrying value of $927.8 million and $663.0 million, respectively. Fair value was determined based on observable, or Level 2 inputs, such as interest rates, bond yields and quoted prices in inactive markets.

Redeemable Noncontrolling Interest—The Company owns all of the outstanding Class A Units of Continental Cement, which represent a 69.7% economic interest. Continental Cement’s Class B Units, which represent a 30.3% economic interest, are subordinate to the Class A Units. The Class B Units can be put to Continental Cement in the future based on the passage of time, which can be accelerated upon the occurrence of a contingent event; therefore, the noncontrolling interest of the Class B unit holders is classified in temporary equity. The redemption value was based upon the estimated fair value of Continental Cement at the date of acquisition and the Company has elected to accrete changes in the redemption value of the noncontrolling interest over the period from the date of issuance to the earliest anticipated redemption date, which is currently May 2016. The accretion is recognized through an adjustment to accumulated deficit. The redemption value of the redeemable noncontrolling interest as of June 28, 2014 and December 28, 2013 approximated its carrying value.

2.	ACQUISITIONS

The Company completed a number of immaterial acquisitions during 2014 and 2013. The operating results of the acquired businesses have been included in the Company’s results of operations since the respective dates of the acquisitions. Assets acquired and liabilities assumed are measured at their acquisition-date fair value. Goodwill recognized in connection with the Company’s acquisitions is primarily attributable to the expected profitability, assembled workforces and operational infrastructure of the acquired businesses and the synergies expected to result after integration of those acquired businesses. The purchase price allocation for the 2014 acquisitions has not been finalized due to the recent timing of the acquisitions.

2014 Acquisitions

West region

•	On March 31, 2014, the Company acquired all of the stock of Troy Vines, Inc., an integrated aggregates and ready-mixed concrete business headquartered in Midland, Texas, which serves the Permian Basin region of West Texas. The acquisition was funded with cash on hand.

•	On January 17, 2014, the Company acquired all of the membership interests of Alleyton Resource Corporation, Colorado Gulf, LP and certain assets of Barten Shepard Investments, LP, an aggregates and ready-mixed concrete business in Houston, Texas. The Alleyton acquisition was funded with a portion of the proceeds from the January 17, 2014 issue and sale of $260.0 million aggregate principal amount of 10.5% senior notes due 2020 by the Company.

East region

•	On June 9, 2014, the Company acquired all of the membership interests of Buckhorn Materials LLC, an aggregates quarry in South Carolina, and Construction Materials Group LLC, a sand pit in South Carolina. The acquisition was funded with borrowings under the Company’s revolving credit facility.

2013 Acquisitions

West region

•	On April 1, 2013, the Company acquired all of the membership interests of Westroc, LLC, an aggregates and ready-mixed concrete provider near Salt Lake City, Utah, with borrowings under the Company’s revolving credit facility.

Central region

•	On April 1, 2013, the Company acquired certain aggregates, ready-mixed concrete and asphalt assets of Lafarge North America, Inc. in and around Wichita, Kansas, with borrowings under the Company’s revolving credit facility.

3.	GOODWILL

Changes in the carrying amount of goodwill, by reportable segment, from December 28, 2013 to June 28, 2014 are summarized as follows:

	West	Central	East	Total
Balance, December 28, 2013	$54,249	$72,789	$—	$127,038
Acquisitions	164,125	—	26,160	190,285

Balance, June 28, 2014	$218,374	$72,789	$26,160	$317,323

4.	ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following as of June 28, 2014 and December 28, 2013:

	June 28, 2014	December 28, 2013
Trade accounts receivable	$131,026	$85,188
Retention receivables	14,185	15,966
Receivables from related parties	1,262	202

Accounts receivable	146,473	101,356
Less: Allowance for doubtful accounts	(2,705)	(2,019)

Accounts receivable, net	$143,768	$99,337

Retention receivables are amounts earned by the Company but held by customers until paving and related service contracts and projects are near completion or fully completed. Amounts are expected to be billed and collected within one year.

5.	INVENTORIES

Inventories consisted of the following as of June 28, 2014 and December 28, 2013:

	June 28, 2014	December 28, 2013
Aggregate stockpiles	$80,232	$70,300
Finished goods	14,104	11,207
Work in process	4,629	2,623
Raw materials	20,206	12,302

Total	$119,171	$96,432

6.	ACCRUED EXPENSES

Accrued expenses consist of the following as of June 28, 2014 and December 28, 2013:

	June 28,	December 28,
	2014	2013
Interest	$27,633	$16,456
Payroll and benefits	16,066	16,368
Capital lease obligations	13,528	2,068
Insurance	8,212	7,445
Taxes (1)	6,084	4,168
Professional fees	2,177	2,352
Other (2)	14,213	8,394

Total	$87,913	$57,251

(1)	Consists primarily of real estate, personal property and sales taxes.
(2)	Consists primarily of subcontractor, management fee and working capital settlement accruals.

7.	DEBT

Debt consisted of the following as of June 28, 2014 and December 28, 2013:

	June 28,	December 28,
	2014	2013
Revolver	$65,000	$26,000

Long-term debt:
$510.0 million senior notes, including a $17.3 million net premium at June 28, 2014 and $250 million senior notes, net of $4.0 million discount at December 28, 2013	527,319	245,971
$417.8 million credit facility, term loan, net of $2.6 million and $2.9 million discount at June 28, 2014 and December 28, 2013, respectively	415,191	417,016

Total	942,510	662,987
Current portion of long-term debt	4,220	4,220

Long-term debt	$938,290	$658,767

The contractual payments of long-term debt, including current maturities, for the five years subsequent to June 28, 2014, are as follows:

2014 (six months)	$2,110
2015	5,275
2016	4,220
2017	4,220
2018	3,165
2019	398,790
Thereafter	510,000

Total	927,780
Plus: Original issue net premium	14,730

Total debt	$942,510

Senior Notes—Summit Materials and its wholly-owned indirect subsidiary, Summit Materials Finance Corp. (“Finance Corp.” and, together with Summit Materials, the “Issuers”), are co-issuers of the 10.5% Senior Notes due January 31, 2020 (the “Senior Notes”) that have been issued under an indenture dated as of January 30, 2012 (as amended and supplemented, the “Indenture”). The Senior Notes bear interest at 10.5% per year, payable semi-annually in arrears. The Indenture contains covenants limiting, among other things, the ability of Summit Materials and its restricted subsidiaries to incur additional indebtedness or issue certain preferred shares, pay dividends, redeem stock or make other distributions, make certain investments, sell or transfer certain assets, create liens, consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets, enter into certain transactions with affiliates, and designate subsidiaries as unrestricted subsidiaries. The Indenture also contains customary events of default.

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

Credit Facility—The Company has a senior secured credit facility (the “Credit Facility”) providing for term loans in an aggregate amount of $422.0 million (the “Term Debt”) and revolving credit commitments in an aggregate amount of $150.0 million (the “Revolver”). The Company is required to make principal repayments of 0.25% of borrowings under the Term Debt on the last business day of each March, June, September and December. The current outstanding principal amount of Term Debt and applicable interest rate reflect the terms of a repricing consummated by the Company in February 2013, which included additional borrowings of $25.0 million, an interest rate reduction of 1.0% and a deferral of the March 2013 principal payment. The unpaid principal balance of Term Debt is due in full on the maturity date, which is January 30, 2019. On January 16, 2014, the Credit Facility was amended to allow for the issuance of the Additional Notes.

The Revolver matures on January 30, 2017 and bears interest per annum equal to an applicable margin of 3.25% plus, at the Company’s option, either (i) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A. and (c) the British Bankers Association London Interbank Offered Rate (“LIBOR”) plus 1.00% or (ii) a British Bankers Association LIBOR rate determined by reference to Reuters prior to the interest period relevant to such borrowing adjusted for certain additional costs. As of June 28, 2014, the borrowing capacity under the Revolver was $62.2 million, which is net of $22.8 million of outstanding letters of credit. The outstanding letters of credit are renewed annually and support required bonding on construction projects and the Company’s insurance liabilities.

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

As of June 28, 2014 and December 28, 2013, the Company was in compliance with all covenants applicable to the Senior Notes and the Credit Facility. The Company’s wholly-owned subsidiary companies and its non wholly-owned subsidiary, Continental Cement, are named as issuers or guarantors, as applicable, of the Senior Notes and the Credit Facility. In addition, the Company has pledged substantially all of its assets as collateral for the Credit Facility.

Accrued interest on long-term debt as of June 28, 2014 and December 28, 2013 was $27.4 million and $17.1 million, respectively. Interest expense related to the debt totaled $19.3 million and $36.5 million for the three and six month periods ended June 28, 2014, respectively, and $12.8 million and $24.6 million for the three and six month periods ended June 29, 2013, respectively. As of June 28, 2014 and December 28, 2013, $16.3 million and $11.5 million, respectively, of deferred financing fees were being amortized over the term of the debt using the effective interest method.

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

As of June 28, 2014 and December 28, 2013, the Company has not recognized any liabilities for uncertain tax positions. The Company records interest and penalties as a component of the income tax provision. No material interest or penalties were recognized in income tax expense for the three or six month periods ended June 28, 2014 and June 29, 2013.

9.	COMMITMENTS AND CONTINGENCIES

The Company is party to certain legal actions arising from the ordinary course of business activities. Accruals are recorded when the outcome is probable and can be reasonably estimated in accordance with applicable accounting requirements. While the ultimate results of claims and litigation cannot be predicted with certainty, management expects that the ultimate resolution of all pending or threatened claims and litigation will not have a material effect on the Company’s consolidated results of operations, financial position or liquidity. The Company’s policy is to record legal fees as incurred.

Litigation and Claims—The Company is obligated under an indemnification agreement entered into with the sellers of Harper Contracting, Inc., Harper Sand and Gravel, Inc., Harper Ready Mix Company, Inc. and Harper Investments, Inc. (collectively, “Harper”) for the sellers’ ownership interests in a joint venture agreement. The Company has the rights to any benefits under the joint venture as well as the assumption of any obligations, but does not own equity interests in the joint venture. The joint venture incurred significant losses on a highway project in Utah, which resulted in requests for funding from the joint venture partners and, ultimately, from the Company. Through June 28, 2014, the Company has funded $8.8 million, of which $4.0 million was funded in 2012 and $4.8 million was funded in 2011. As of June 28, 2014 and December 28, 2013, an accrual of $4.3 million was recorded in other noncurrent liabilities for this matter.

During the course of business, there may be revisions to project costs and conditions that can give rise to change orders on construction contracts. Revisions can also result in claims made against a customer or subcontractor to recover project variances that have not been satisfactorily addressed through change orders with a customer. As of June 28, 2014 and December 28, 2013, unapproved change orders and claims totaled $4.0 million ($0.5 million in costs and estimated earnings in excess of billings, $1.2 million in accounts receivable and $2.3 million in other assets) and $3.2 million ($0.5 million in costs and estimated earnings in excess of billings and $2.7 million in other assets), respectively.

Environmental Remediation—The Company’s operations are subject to and affected by federal, state and local laws and regulations relating to the environment, health and safety and other regulatory matters. These operations require environmental operating permits, which are subject to modification, renewal and revocation. Management regularly monitors and reviews its operations, procedures and policies for compliance with these laws and regulations. Despite these compliance efforts, risk of environmental liability is inherent in the operation of the Company’s business, as it is with other companies engaged in similar businesses, and there can be no assurance that environmental liabilities will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity in the future.

Other—In February 2011, the Company incurred a property loss related to a sunken barge with cement product aboard. During the six months ended June 29, 2013, the Company recorded a $1.8 million charge for costs to remove the barge from the waterway. As of June 28, 2014 and December 28, 2013, the Company had $0.4 million and $0.9 million, respectively, included in accrued expenses as management’s best estimate of the remaining costs to remove the barge.

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

10.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Six months ended
	June 28, 2014	June 29, 2013
Cash payments:
Interest	$25,881	$31,439
Income taxes	1,320	653

11.	SEGMENT INFORMATION

The Company has determined that it has three operating segments, which are its reportable segments: the West; Central; and East regions. These segments are consistent with the Company’s management reporting structure. Each region’s operations consist of various activities related to the production, distribution and sale of construction materials, products and the provision of construction services. Assets employed by segment include assets directly identified with those operations. Corporate assets consist primarily of cash, property, plant and equipment for corporate operations and other assets not directly identifiable with a reportable business segment. The accounting policies applicable to each segment are consistent with those used in preparing the consolidated financial statements. The following tables display selected financial data for the Company’s reportable segments:

	Three months ended		Six months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Revenue:
West region	$172,236	$119,656	$267,130	$179,719
Central region	109,117	92,780	156,659	128,680
East region	42,942	42,406	51,597	53,272

Total revenue	$324,295	$254,842	$475,386	$361,671

	Three months ended		Six months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Segment profit:
West region	$30,750	$6,807	$32,541	$85
Central region	28,823	25,136	28,400	19,182
East region	7,932	7,155	(1,406)	(2,377)
Corporate and other	(11,547)	(6,204)	(19,046)	(12,272)

Total reportable segments and corporate	55,958	32,894	40,489	4,618
Interest expense	21,651	14,482	40,470	27,849
Depreciation, depletion, amortization and accretion	21,339	18,894	40,695	36,026

Income (loss) from continuing operations before taxes	$12,968	$(482)	$(40,676)	$(59,257)

	Six months ended
	June 28, 2014	June 29, 2013
Cash paid for capital expenditures:
West region	$17,924	$14,194
Central region	23,372	19,826
East region	5,533	5,742

Total reportable segments	46,829	39,762
Corporate and other	2,431	766

Total capital expenditures	$49,260	$40,528

	Three months ended		Six months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Depreciation, depletion, amortization and accretion:
West region	$7,667	$6,456	$14,414	$12,291
Central region	9,504	8,687	18,351	16,329
East region	3,831	3,729	7,288	7,362

Total reportable segments	21,002	18,872	40,053	35,982
Corporate and other	337	22	642	44

Total depreciation, depletion, amortization and accretion	$21,339	$18,894	$40,695	$36,026

	June 28, 2014	December 28, 2013
Total assets:
West region	$664,913	$383,544
Central region	697,318	657,421
East region	240,081	192,486

Total reportable segments	1,602,312	1,233,451
Corporate and other	15,328	14,343

Total	$1,617,640	$1,247,794

	Three months ended		Six months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Revenue by product:*
Aggregates	$59,816	$47,439	$91,365	$68,304
Cement	26,181	21,474	33,387	30,914
Ready-mixed concrete	71,389	33,279	113,769	46,412
Asphalt	74,686	55,857	99,082	75,208
Paving and related services	143,918	125,536	199,420	171,946
Other	(51,695)	(28,743)	(61,637)	(31,113)

Total revenue	$324,295	$254,842	$475,386	$361,671

*	Revenue by product includes intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other.

12.	RELATED PARTY TRANSACTIONS

The Company incurred certain management fees due to Blackstone Management Partners L.L.C. (“BMP”) totaling $1.3 million and $2.3 million during the three and six month periods ended June 28, 2014, respectively, and $0.6 million and $1.2 million during the three and six month periods ended June 29, 2013, respectively. Under the terms of an agreement with Summit Materials Holdings L.P. and BMP, BMP provides monitoring, advisory and consulting services to the Company. In consideration for these services, the Company pays BMP the greater of $300,000 or 2.0% of the Company’s annual consolidated profit, as defined in the agreement. The management fees paid pursuant to this agreement are included in general and administrative expenses.

BMP also undertakes financial and structural analysis, due diligence investigations, corporate strategy and other advisory services and negotiation assistance related to acquisitions, for which the Company pays BMP a transaction fee equal to 1.0% of the aggregate enterprise value of any acquired entity or, if such transaction is structured as an asset purchase or sale, 1.0% of the consideration paid for or received in respect of the assets acquired or disposed. Under the terms of the agreement, BMP is permitted to assign, and has assigned, a portion of the fees to which it is entitled to Silverhawk Summit, L.P. and to certain other equity-holding current and former employees and board members. During the three and six months ended June 28, 2014, the Company paid BMP $0.6 million and $2.3 million, respectively, under this agreement and paid immaterial amounts to Silverhawk Summit, L.P. and to other equityholders. The acquisition-related fees paid pursuant to this agreement are included in transaction costs.

Blackstone Advisory Partners L.P., an affiliate of The Blackstone Group L.P., served as an initial purchaser of $13.0 million principal amount of the Additional Notes issued in January 2014 and received compensation in connection therewith.

In addition to the fees paid to BMP pursuant to the agreements described above, the Company reimburses BMP for direct expenses incurred, which were not material in the three and six month periods ended June 28, 2014 and June 29, 2013.

The Company had an immaterial amount of revenue from unconsolidated affiliates during the three and six month periods ended June 28, 2014 and $0.4 million both during the three and six month periods ended June 29, 2013. As of June 28, 2014 and December 28, 2013, accounts receivable from affiliates was zero and $0.4 million, respectively.

Cement sales to companies owned by a noncontrolling member of Continental Cement were approximately $4.5 million and $6.2 million during the three and six month periods ended June 28, 2014, respectively, and $3.5 million and $5.1 million during the three and six month periods ended June 29, 2013, respectively. Accounts receivables due from the noncontrolling member were $1.2 million and $0.2 million as of June 28, 2014 and December 28, 2013, respectively. In addition, as of December 28, 2013, the Company had accrued interest payments of $0.7 million due to a certain noncontrolling member for a related party note, which the Company paid in the first quarter of 2014. The principal balance on the note was repaid in January 2012.

In the six months ended June 28, 2014, the Company sold certain assets associated with the production of concrete blocks, including inventory and equipment, to a related party for $2.3 million.

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

Condensed Consolidating Balance Sheets

June 28, 2014

	Issuers	Non-Wholly-owned Guarantor	Wholly- owned Guarantors	Non- Guarantors	Elim- inations	Consol- idated
Assets

Current assets:
Cash	$21,685	$7	$2,681	$4,723	$(8,294)	$20,802
Accounts receivable, net	—	12,338	128,876	4,922	(2,368)	143,768
Intercompany receivables	264,955	—	33,532	—	(298,487)	—
Cost and estimated earnings in excess of billings	—	—	21,018	761	—	21,779
Inventories	—	14,569	102,293	2,309	—	119,171
Other current assets	2,791	722	9,645	375	(298)	13,235

Total current assets	289,431	27,636	298,045	13,090	(309,447)	318,755
Property, plant and equipment, net	5,755	305,274	602,744	6,740	—	920,513
Goodwill	—	23,124	293,227	972	—	317,323
Intangible assets, net	—	592	14,683	—	—	15,275
Other assets	499,692	20,378	63,234	1,235	(538,765)	45,774

Total assets	$794,878	$377,004	$1,271,933	$22,037	$(848,212)	$1,617,640

Liabilities, Redeemable Noncontrolling Interest and Member’s Interest

Current liabilities:
Current portion of debt	$69,220	$1,018	$3,192	$—	$(4,210)	$69,220
Current portion of acquisition-related liabilities	1,141	—	17,898	—	—	19,039
Accounts payable	4,517	7,978	64,426	3,691	(2,368)	78,244
Accrued expenses	25,566	7,691	62,068	1,180	(8,592)	87,913
Intercompany payables	101,411	21,810	174,376	890	(298,487)	—
Billings in excess of costs and estimated earnings	—	—	4,877	25	—	4,902

Total current liabilities	201,855	38,497	326,837	5,786	(313,657)	259,318
Long-term debt	938,290	154,081	482,993	—	(637,074)	938,290
Acquisition-related liabilities	—	—	40,947	—	—	40,947
Other noncurrent liabilities	879	17,570	64,966	—	—	83,415

Total liabilities	1,141,024	210,148	915,743	5,786	(950,731)	1,321,970
Redeemable noncontrolling interest	—	—	—	—	26,825	26,825
Redeemable members’ interest	—	23,750	—	—	(23,750)	—
Total member’s interest	(346,146)	143,106	356,190	16,251	99,444	268,845

Total liabilities, redeemable noncontrolling interest and member’s interest	$794,878	$377,004	$1,271,933	$22,037	$(848,212)	$1,617,640

Condensed Consolidating Balance Sheets

December 28, 2013

	Issuers	Non-Wholly-owned Guarantor	Wholly- owned Guarantors	Non- Guarantors	Elim- inations	Consol- idated
Assets

Current assets:
Cash	$10,375	$9	$3,442	$3,631	$(2,540)	$14,917
Accounts receivable, net	—	4,587	93,102	3,100	(1,452)	99,337
Intercompany receivables	38,134	3,433	30,787	—	(72,354)	—
Cost and estimated earnings in excess of billings	—	—	10,539	228	—	10,767
Inventories	—	10,402	85,372	658	—	96,432
Other current assets	750	444	11,715	272	—	13,181

Total current assets	49,259	18,875	234,957	7,889	(76,346)	234,634
Property, plant and equipment, net	3,969	301,908	518,935	6,966	—	831,778
Goodwill	—	23,124	102,942	972	—	127,038
Intangible assets, net	—	642	14,505	—	—	15,147
Other assets	296,494	17,973	37,535	1,303	(314,108)	39,197

Total assets	$349,722	$362,522	$908,874	$17,130	$(390,454)	$1,247,794

Liabilities, Redeemable Noncontrolling Interest and Member’s Interest

Current liabilities:
Current portion of debt	$26,010	$1,018	$3,192	$—	$—	$30,220
Current portion of acquisition-related liabilities	2,000	—	8,635	—	—	10,635
Accounts payable	5,455	9,387	57,142	1,572	(1,452)	72,104
Accrued expenses	12,041	9,185	37,342	1,223	(2,540)	57,251
Intercompany payables	—	—	71,556	798	(72,354)	—
Billings in excess of costs and estimated earnings	—	—	8,837	426	—	9,263

Total current liabilities	45,506	19,590	186,704	4,019	(76,346)	179,473
Long-term debt	19,587	154,590	484,590	—	—	658,767
Acquisition-related liabilities	85	—	23,671	—	—	23,756
Other noncurrent liabilities	959	20,306	56,215	—	—	77,480

Total liabilities	66,137	194,486	751,180	4,019	(76,346)	939,476
Redeemable noncontrolling interest	—	—	—	—	24,767	24,767
Redeemable members’ interest	—	23,450	—	—	(23,450)	—
Total member’s interest	283,585	144,586	157,694	13,111	(315,425)	283,551

Total liabilities, redeemable noncontrolling interest and member’s interest	$349,722	$362,522	$908,874	$17,130	$(390,454)	$1,247,794

Condensed Consolidating Statements of Operations

For the three months ended June 28, 2014

	Issuers	Non-Wholly-owned Guarantor	Wholly- owned Guarantors	Non- Guarantors	Elim- inations	Consol- idated
Revenue	$—	$27,557	$287,307	$14,942	$(5,511)	$324,295

Cost of revenue (excluding items shown separately below)	—	16,724	210,693	9,856	(5,511)	231,762
General and administrative expenses	10,002	1,900	25,080	290	—	37,272
Depreciation, depletion, amortization and accretion	338	3,703	17,020	278	—	21,339

Operating (loss) income	(10,340)	5,230	34,514	4,518	—	33,922
Other (income) expense, net	(29,100)	(1,261)	(1,360)	(3)	31,027	(697)
Interest expense	7,932	3,011	12,643	31	(1,966)	21,651

Income from continuing operations before taxes	10,828	3,480	23,231	4,490	(29,061)	12,968
Income tax benefit (expense)	(1,427)	—	563	—	—	(864)

Income from continuing operations	12,255	3,480	22,668	4,490	(29,061)	13,832
Income from discontinued operations	—	—	(369)	—	—	(369)

Net income	12,255	3,480	23,037	4,490	(29,061)	14,201
Net income attributable to minority interest	—	—	—	—	1,946	1,946

Net income attributable to member of Summit Materials, LLC	$12,255	$3,480	$23,037	$4,490	$(31,007)	$12,255

Comprehensive income attributable to member of Summit Materials, LLC	$12,255	$3,480	$23,037	$4,490	$(31,007)	$12,255

Condensed Consolidating Statements of Operations

For the three months ended June 29, 2013

	Issuers	Non-Wholly-owned Guarantor	Wholly- owned Guarantors	Non- Guarantors	Elim- inations	Consol- idated
Revenue	$—	$22,888	$221,141	$14,559	$(3,746)	$254,842

Cost of revenue (excluding items shown separately below)	—	13,328	162,633	9,628	(3,746)	181,843
General and administrative expenses	1,244	1,695	37,121	314	—	40,374
Depreciation, depletion, amortization and accretion	22	2,868	15,743	261	—	18,894

Operating (loss) income	(1,266)	4,997	5,644	4,356	—	13,731
Other expense (income), net	403	(1,240)	(1,632)	47	2,153	(269)
Interest expense	—	2,692	12,825	114	(1,149)	14,482

(Loss) income from continuing operations before taxes	(1,669)	3,545	(5,549)	4,195	(1,004)	(482)
Income tax benefit	—	—	(726)	—	—	(726)

(Loss) income from continuing operations	(1,669)	3,545	(4,823)	4,195	(1,004)	244
Income from discontinued operations	—	—	(26)	—	—	(26)

Net (loss) income	(1,669)	3,545	(4,797)	4,195	(1,004)	270
Net income attributable to noncontrolling interest	—	—	—	—	1,939	1,939

Net (loss) income attributable to member of Summit Materials, LLC	$(1,669)	$3,545	$(4,797)	$4,195	$(2,943)	$(1,669)

Condensed Consolidating Statements of Operations

For the six months ended June 28, 2014

	Issuers	Non-Wholly-owned Guarantor	Wholly- owned Guarantors	Non- Guarantors	Elim- inations	Consol- idated
Revenue	$—	$35,264	$427,717	$21,274	$(8,869)	$475,386

Cost of revenue (excluding items shown separately below)	—	27,626	328,318	13,362	(8,869)	360,437
General and administrative expenses	17,690	3,574	53,521	566	—	75,351
Depreciation, depletion, amortization and accretion	642	6,777	32,731	545	—	40,695

Operating (loss) income	(18,332)	(2,713)	13,147	6,801	—	(1,097)
Other expense (income), net	7,725	(1,358)	(1,553)	45	(5,750)	(891)
Interest expense	13,668	5,857	24,415	56	(3,526)	40,470

(Loss) income from continuing operations before taxes	(39,725)	(7,212)	(9,715)	6,700	9,276	(40,676)
Income tax benefit	(1,427)	—	(33)	—	—	(1,460)

(Loss) income from continuing operations	(38,298)	(7,212)	(9,682)	6,700	9,276	(39,216)
Income from discontinued operations	—	—	(349)	—	—	(349)

Net (loss) income	(38,298)	(7,212)	(9,333)	6,700	9,276	(38,867)
Net loss attributable to noncontrolling interest	—	—	—	—	(569)	(569)

Net (loss) income attributable to member of Summit Materials, LLC	$(38,298)	$(7,212)	$(9,333)	$6,700	$9,845	$(38,298)

Comprehensive (loss) income attributable to member of Summit Materials, LLC	$(38,298)	$(6,394)	$(9,333)	$6,700	$9,600	$(37,725)

Condensed Consolidating Statements of Operations

For the six months ended June 29, 2013

	Issuers	Non-Wholly-owned Guarantor	Wholly- owned Guarantors	Non- Guarantors	Elim- inations	Consol- idated
Revenue	$—	$32,799	$314,895	$20,486	$(6,509)	$361,671

Cost of revenue (excluding items shown separately below)	—	27,833	243,357	13,235	(6,509)	277,916
General and administrative expenses	2,896	5,083	67,296	584	—	75,859
Depreciation, depletion, amortization and accretion	44	5,532	29,938	512	—	36,026

Operating (loss) income	(2,940)	(5,649)	(25,696)	6,155	—	(28,130)
Other expense (income), net	51,549	(1,295)	1,529	174	(48,679)	3,278
Interest expense	—	5,423	24,095	239	(1,908)	27,849

(Loss) income from continuing operations before taxes	(54,489)	(9,777)	(51,320)	5,742	50,587	(59,257)
Income tax benefit	—	—	(3,347)	—	—	(3,347)

(Loss) income from continuing operations	(54,489)	(9,777)	(47,973)	5,742	50,587	(55,910)
Loss from discontinued operations	—	—	97	—	—	97

Net (loss) income	(54,489)	(9,777)	(48,070)	5,742	50,587	(56,007)
Net loss attributable to noncontrolling interest	—	—	—	—	(1,518)	(1,518)

Net (loss) income attributable to member of Summit Materials, LLC	$(54,489)	$(9,777)	$(48,070)	$5,742	$52,105	$(54,489)

Condensed Consolidating Statements of Cash Flows

For the six months ended June 28, 2014

	Issuers	Non-Wholly-owned Guarantor	Wholly- owned Guarantors	Non- Guarantors	Elim- inations	Consol- idated
Net cash (used in) provided by operating activities	$(18,665)	$(13,153)	$(13,412)	$168	$(818)	$(45,880)

Cash flow from investing activities:
Acquisitions, net of cash acquired	(181,754)	—	(53,116)	—	—	(234,870)
Purchase of property, plant and equipment	(2,428)	(11,829)	(34,666)	(337)	—	(49,260)
Proceeds from the sale of property, plant, and equipment	—	—	5,912	73	—	5,985
Other	—	—	(409)	—	1,166	757

Net cash used for investing activities	(184,182)	(11,829)	(82,279)	(264)	1,166	(277,388)

Cash flow from financing activities:
Proceeds from investment by member	24,350	—	—	1,166	(1,166)	24,350
Net proceeds from debt issuance	424,750	—	—	—	—	424,750
Loans received from and payments made on loans from other Summit Companies	(123,441)	25,234	104,121	22	(5,936)	—
Payments on long-term debt	(104,060)	(254)	(4,932)	—	—	(109,246)
Payments on acquisition-related liabilities	(1,000)	—	(3,259)	—	—	(4,259)
Financing costs	(6,354)	—	—	—	—	(6,354)
Other	(88)	—	(1,000)	—	1,000	(88)

Net cash provided by (used for) financing activities	214,157	24,980	94,930	1,188	(6,102)	329,153

Net increase (decrease) in cash	11,310	(2)	(761)	1,092	(5,754)	5,885

Cash—Beginning of period	10,375	9	3,442	3,631	(2,540)	14,917

Cash—End of period	$21,685	$7	$2,681	$4,723	$(8,294)	$20,802

Condensed Consolidating Statements of Cash Flows

For the six months ended June 29, 2013

	Issuers	Non-Wholly-owned Guarantor	Wholly- owned Guarantors	Non- Guarantors	Elim- inations	Consol- idated
Net cash (used in) provided by operating activities	$(28)	$(12,542)	$(39,989)	$4,799	$—	$(47,760)

Cash flow from investing activities:
Acquisitions, net of cash acquired	—	—	(60,779)	—	—	(60,779)
Purchase of property, plant and equipment	(766)	(15,214)	(23,514)	(1,034)	—	(40,528)
Proceeds from the sale of property, plant, and equipment	—	—	7,086	—	—	7,086

Net cash used for investing activities	(766)	(15,214)	(77,207)	(1,034)	—	(94,221)

Cash flow from financing activities:
Net proceeds from debt issuance	189,681	—	—	—	—	189,681
Loans received from and payments made on loans from other Summit Companies	(124,587)	27,367	100,970	(4,338)	588	—
Payments on long-term debt	(61,343)	—	—	—	—	(61,343)
Payments on acquisition-related liabilities	—	—	(3,426)	—	—	(3,426)
Financing costs	(2,707)	—	—	—	—	(2,707)

Net cash provided by (used for) financing activities	1,044	27,367	97,544	(4,338)	588	122,205

Net (decrease) increase in cash	250	(389)	(19,652)	(573)	588	(19,776)

Cash—Beginning of period	697	397	30,981	680	(5,324)	27,431

Cash—End of period	$947	$8	$11,329	$107	$(4,736)	$7,655

* * *

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading, vertically-integrated, geographically-diverse construction materials company. We supply aggregates, cement and related downstream products such as ready-mixed concrete, asphalt paving mix, concrete products and paving and related services for a variety of end uses in the U.S. construction industry, including private residential and nonresidential construction, as well as public infrastructure projects. We believe we are a top 10 supplier of aggregates, a top 25 producer of cement and a major producer of ready-mixed concrete and asphalt paving mix in the United States by volume.

Since our formation in September 2008, our parent company has received equity commitments of $798.1 million, of which $467.5 million has been deployed to execute our disciplined acquisition strategy. Our nine operating companies make up our three distinct operating segments – West, Central and East regions – spanning 17 states and 26 metropolitan areas. We believe each of our operating companies holds a top three market share position in its local market area. Our operating companies have extensive operating histories, averaging over 35 years. Our highly experienced management team, led by our President and CEO, Tom Hill, a 30-year industry veteran, has successfully enhanced the operations of acquired companies by focusing on scale advantages, cost efficiencies and pricing discipline to improve profitability and cash flow.

As of June 28, 2014, we had 1.5 billion tons and 0.4 billion tons of proven and probable aggregates reserves serving our aggregates and cement businesses, respectively, and operated over 200 sites and plants, to which we believe we have adequate road, barge and/or railroad access. From time to time, in connection with certain acquisitions, we engage a third party engineering firm to perform an aggregates reserves assessments, but we do not perform annual reserve audits.

Of the 17 states in which we sell materials and perform services, we currently maintain facilities in 15 states across our three geographic regions. The map below illustrates our geographic footprint:

Business Trends and Conditions

The U.S. construction materials industry is composed of four primary sectors: (i) aggregates; (ii) cement; (iii) ready-mixed concrete; and (iv) asphalt paving mix, one or more of which is widely used in most forms of construction activity. Participants in these sectors typically range from small, privately-held companies focused on a single product or market to multinational companies that offer a wide array of construction materials and services across several markets. Markets are defined in part by the distance materials can be transported efficiently, resulting in predominantly local or regional operations.

Our revenue is derived from multiple end-use markets including private residential and nonresidential construction, as well as public infrastructure construction. Residential and nonresidential construction consists of new construction and repair and remodel markets. The construction sectors in the local economies in which we operate have begun to show signs of recovery. However, we could still be affected by any economic stagnation or decline, which could vary by local region and market. Our sales and earnings are sensitive to national, regional and local economic conditions and particularly to cyclical changes in construction spending, especially in the private sector. From a macroeconomic view, we see positive indicators for the construction sector, including upward trends in housing starts, construction employment and highway obligations. All of these factors should result in increased construction activity in the private sector. However, we do not expect this recovery to be consistent across the United States. Certain of our markets, such as Texas, are showing greater, more rapid signs of recovery, than the United States, as a whole. All of these factors are expected to result in increased construction activity in the private sector, which could lead to increased public infrastructure spending in the relatively near future as compared to the recently preceding years. Public infrastructure construction includes spending by federal, state and local governments for roads, highways, bridges, airports and other infrastructure projects. Public infrastructure projects have historically been a stable portion of state and federal budgets. Our acquisitions to date have been focused in states with constitutionally-protected transportation funding sources, which we believe serves to limit our exposure to state and local budgetary uncertainties.

Transportation infrastructure projects, driven by both federal and state funding programs, represent a significant share of the U.S. construction materials market. Moving Ahead for Progress in the 21st Century (“MAP-21”) is a 27-month, approximately $105.0 billion transportation funding program that provided for $40.4 billion and $41.0 billion in highway infrastructure investments in fiscal years 2013 and 2014, respectively. The spending levels are consistent with the preceding federal transportation funding program. In addition to federal funding, highway construction and maintenance funding is also available through state, county and local agencies. Our five largest states by revenue (Texas, Kansas, Kentucky, Utah and Missouri represented approximately 37%, 19%, 10%, 10% and 10%, respectively, of our total revenue for the six months ended June 28, 2014) each have funds with constitutionally-protected revenue sources dedicated to transportation projects:

•	Texas Department of Transportation’s budget from 2014 to 2016 is $25.3 billion.

•	Kansas has a 10-year $8.2 billion highway bill that was passed in May 2010.

•	Kentucky’s biennial highway construction plan has funding of $3.6 billion from July 2014 to June 2016.

•	Utah’s transportation investment fund has $3.5 billion committed through 2018.

•	Missouri has an estimated $0.7 billion in annual construction funding committed to essential road and bridge programs through 2017.

Currently, there is uncertainty as to what will succeed MAP-21, which expires in September 2014. A new highway bill may be passed by the end of 2014, which would require continuing resolutions between September 2014 and the date a new bill is passed. Management also continues to monitor the status of the Highway Trust Fund. On August 1, 2014 a Highway Trust Fund extension bill was enacted. The bill provides approximately $10.8 billion of funding which is expected to last until May 2015. We are not expecting a significant change in funding levels through the continuing resolutions or a new bill. However, given the nation’s aging infrastructure and considering longstanding historical spending trends, management expects U.S. infrastructure investment to grow over the long term. Management believes that the Company is well-positioned to capitalize on any such increase in investment.

Within many of our markets, state and local governments have taken actions to maintain or grow highway funding during a time of uncertainty with respect to federal funding. For example:

•	The Texas legislature recently passed the largest two-year budget in the history of the Texas Department of Transportation (with growth in both new construction and maintenance). In addition, increased energy sector activity in parts of Texas has driven an increase in private construction demand, which we expect to continue. In particular, Austin and Houston, Texas have seen rapid residential demand expansion, which we expect to stimulate non-residential and public infrastructure demand, as job growth has drawn new residents.

•	Increases in heavy truck registration fees, dedicated sales tax revenue and bond issuances have enabled Kansas to maintain stability in public infrastructure spending.

•	We believe that public infrastructure spending in Kentucky, which comprises the majority of our revenue in the state, will remain consistent in the upcoming years.

•	We expect primarily maintenance-related public demand in Utah and Missouri, both of which have recently completed large spending programs.

Seasonality

In addition to being subject to cyclical changes in the economy, our business is seasonal in nature. Substantially all of our products and services are produced, consumed and performed outdoors. Severe weather, seasonal changes and other weather-related conditions can significantly affect the production and sales volumes of our products. Typically, the highest sales and earnings are in the second and third quarters, and the lowest are in the first and fourth quarters. Winter weather months are generally periods of lower sales as we, and our customers, typically cannot cost-effectively mobilize and demobilize equipment and manpower under adverse weather conditions. Periods of heavy rainfall also adversely affect our work patterns and demand for our products. Our working capital may vary greatly during peak periods, but generally returns to average levels as our operating cycle is completed each fiscal year.

We are subject to commodity price risk with respect to price changes in energy, including fossil fuels and electricity for aggregates, cement, ready-mixed concrete and asphalt paving mix production, liquid asphalt, natural gas for hot mix asphalt production and diesel fuel for distribution vehicles and production related mobile equipment. Liquid asphalt escalator provisions in most of our private and commercial contracts limit our exposure to price fluctuations in this commodity. We often obtain similar escalators on public infrastructure contracts, other than those in Texas. In addition, we enter into various firm purchase commitments, with terms generally less than one year, for certain raw materials. As a result of the contract escalation clauses and effective use of the firm purchase commitments, commodity prices did not have a material effect on our results of operations in the three and six month periods ended June 28, 2014 as compared to the three and six month periods ended June 29, 2013.

Backlog

Paving and related services backlog represents our estimate of revenue that will be realized upon completion of contracts. We generally include a project in backlog at the time a contract is awarded and funding is in place. Historically, we have not been materially adversely affected by contract cancellations or modifications. However, in accordance with applicable contract terms, substantially all contracts in our backlog may be cancelled or modified by our customers.

As a vertically-integrated business, approximately 31% of our aggregates sales volume was further processed and sold as a downstream product, such as ready-mixed concrete or asphalt paving mix, or used in our paving and related services business, and approximately 82% of the asphalt paving mix we sold was installed by our own paving crews during the six months ended June 28, 2014. Our products sold externally are generally picked up or delivered upon receipt of orders or requests from customers. Accordingly, the backlog associated with external product sales is converted into revenue within a relatively short period of time. Inventory for products is generally maintained in sufficient quantities to meet rapid delivery requirements of customers. A quarterly increase or decrease in backlog does not necessarily correspond with an improvement or deterioration of our business, as many of our paving and related services contracts are awarded and completed within one year and, therefore, may not be reflected in beginning or year-end backlog balances. Our product backlog includes only those products and projects for which we have obtained a purchase order or a signed contract with the customer. The following table sets forth, our backlog as of the indicated dates:

(in thousands)	June 28, 2014	June 29, 2013
Aggregate (in tons)	6,067	5,740
Asphalt (in tons)	2,815	3,263
Ready-mixed concrete (in cubic yards)	209	259
Paving and related services (1)	$441,088	$444,243

(1)	The dollar value of the paving and related services backlog includes the value of the aggregate and asphalt tons and ready-mixed concrete cubic yards in backlog that are expected to be sourced internally.

Financial Highlights

The principal factors in evaluating our financial condition and operating results for the three and six month periods ended June 28, 2014 are:

•	Revenue increased $69.5 million and $113.7 million in the three and six month periods ended June 28, 2014, respectively, from the comparable periods in 2013, as a result of pricing and volume increases across our product lines, which includes volume contributions from our acquisitions.

•	Our operating earnings improved $20.2 million and $27.0 million in the three and six month periods ended June 28, 2014, respectively, from the comparable period in 2013. This improvement in earnings was largely driven by price increases in aggregates, cement and asphalt and volume increases in aggregates, ready-mixed concrete and asphalt.

•	In January 2014, we increased our long-term debt by $260.0 million with the issuance of additional Senior Notes at 10.5% due January 31, 2020.

Acquisitions

On June 9, 2014, we acquired all of the membership interests of Buckhorn Materials LLC, an aggregates quarry in South Carolina, and Construction Materials Group LLC, a sand pit in South Carolina.

On March 31, 2014, we acquired all of the stock of Troy Vines, Inc., an integrated aggregates and ready-mixed concrete business headquartered in Midland, Texas, which serves the Permian Basin region of West Texas.

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

Operating income reflects our profit from continuing operations after taking into consideration cost of revenue, general and administrative expenses, depreciation, depletion, amortization and accretion and transaction costs. The components of cost of revenue generally increase ratably with revenue, as labor, transportation costs and subcontractor costs are recorded in cost of revenue. General and administrative costs as a percentage of revenue vary throughout the year due to the seasonality of our business. Considering the percentage of our historic growth that was derived from acquisitions and our focus on infrastructure development (finance, information technology, legal and human resources), annual general and administrative costs historically grew ratably with revenue. However, we expect the growth in general and administrative costs to stabilize in fiscal 2014 and beyond. Also as a result of our revenue growth occurring primarily through acquisitions, depreciation, depletion, amortization and accretion have generally grown ratably with revenue. As volumes increase, we expect these costs, as a percentage of revenue, to decrease. Our transaction costs fluctuate with the number and size of acquisitions consummated each year.

The table below includes revenue and operating income (loss) by segment for the three and six month periods ended June 28, 2014 and June 29, 2013.

	Three months ended				Six months ended
	June 28, 2014		June 29, 2013		June 28, 2014		June 29, 2013
(in thousands)	Revenue	Operating income (loss)	Revenue	Operating income (loss)	Revenue	Operating income (loss)	Revenue	Operating income (loss)
West	$172,236	$23,135	$119,656	$279	$267,130	$18,029	$179,719	$(10,736)
Central	109,117	19,159	92,780	16,332	156,659	9,794	128,680	3,314
East	42,942	3,713	42,406	3,364	51,597	(8,843)	53,272	(8,013)
Corporate (1)	—	(12,085)	—	(6,244)	—	(20,077)	—	(12,695)

Total	$324,295	$33,922	$254,842	$13,731	$475,386	$(1,097)	$361,671	$(28,130)

(1)	Corporate results primarily consist of compensation and office expenses for employees included in the Company’s headquarters.

Non-GAAP Performance Measures

The performance of our segments is evaluated based on several factors including a measure we call segment profit, or Adjusted EBITDA by segment. We define Adjusted EBITDA as net income (loss) from continuing operations before income taxes, interest expense and depreciation, depletion, amortization and accretion. Adjusted EBITDA is determined before considering the loss from discontinued operations as these amounts are not viewed by management as part of our core business when assessing the performance of our segments or allocation of resources. Accretion expense is recognized on our asset retirement obligations and reflects the time value of money. Given that accretion is similar in nature to interest expense, it is treated consistently with interest expense and is excluded from Adjusted EBITDA.

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

The tables below reconcile our net income (loss) to Adjusted EBITDA and present Adjusted EBITDA by segment for the three and six month periods ended June 28, 2014 and June 29, 2013.

	Three months ended		Six months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Reconciliation of Net Loss to Adjusted EBITDA

(in thousands)
Net income (loss)	$14,201	$270	$(38,867)	$(56,007)
Income tax benefit	(864)	(726)	(1,460)	(3,347)
Interest expense	21,651	14,482	40,470	27,849
Depreciation, depletion and amortization	21,121	18,714	40,270	35,674
Accretion	218	180	425	352
(Income) loss from discontinued operations	(369)	(26)	(349)	97

Adjusted EBITDA	$55,958	$32,894	$40,489	$4,618

Adjusted EBITDA by Segment

(in thousands)
West	$30,750	$6,807	$32,541	$85
Central	28,823	25,136	28,400	19,182
East	7,932	7,155	(1,406)	(2,377)
Corporate	(11,547)	(6,204)	(19,046)	(12,272)

Adjusted EBITDA	$55,958	$32,894	$40,489	$4,618

Consolidated Results of Operations

The table below sets forth our consolidated results of operations for the three and six month periods ended June 28, 2014 and June 29, 2013.

	Three months ended		Six months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
(in thousands)
Revenue	$324,295	$254,842	$475,386	$361,671
Cost of revenue (excluding items shown separately below)	231,762	181,843	360,437	277,916
General and administrative expenses	34,867	39,392	70,355	73,395
Depreciation, depletion, amortization and accretion	21,339	18,894	40,695	36,026
Transaction costs	2,405	982	4,996	2,464

Operating income (loss)	33,922	13,731	(1,097)	(28,130)
Other (income) expense, net	(697)	(269)	(891)	163
Loss on debt financings	—	—	—	3,115
Interest expense	21,651	14,482	40,470	27,849

Income (loss) from continuing operations before taxes	12,968	(482)	(40,676)	(59,257)
Income tax benefit	(864)	(726)	(1,460)	(3,347)

Income (loss) from continuing operations	13,832	244	(39,216)	(55,910)
(Income) loss from discontinued operations	(369)	(26)	(349)	97

Net income (loss)	14,201	270	(38,867)	(56,007)
Net income (loss) attributable to noncontrolling interest	1,946	1,939	(569)	(1,518)

Net income (loss) attributable to member of Summit Materials, LLC	$12,255	$(1,669)	$(38,298)	$(54,489)

Three and six month periods ended June 28, 2014 compared to the three and six month periods ended June 29, 2013

	Three months ended		Variance	Six months ended		Variance
	June 28, 2014	June 29, 2013		June 28, 2014	June 29, 2013
($ in thousands)
Revenue	$324,295	$254,842	27.3%	$475,386	$361,671	31.4%
Operating income (loss)	33,922	13,731	147.0%	(1,097)	(28,130)	96.1%
Operating margin	10.5%	5.4%		(0.2)%	(7.8)%
Adjusted EBITDA	$55,958	$32,894	70.1%	$40,489	$4,618	776.8%

Revenue increased $69.5 million and $113.7 million in the three and six month periods ended June 28, 2014, respectively, due to improved volumes and pricing across our product lines, driven primarily by the 2014 and 2013 acquisitions, and operating efficiency improvements. Product revenue increased $56.8 million and $92.6 million in the three and six month periods ended June 28, 2014, respectively, primarily as a result of improved pricing and volume increases in aggregates, ready-mixed concrete and asphalt paving mix and service revenue increased $12.7 million and $21.1 million, respectively. Detail of consolidated percent changes in sales volumes and pricing in the six months ended June 28, 2014 from the six months ended June 29, 2013 were as follows:

	Percentage Change in
	Volume	Pricing
Aggregates	35.2%	(1.1%)
Cement	(2.9%)	10.8%
Ready-mixed concrete	139.4%	2.5%
Asphalt	20.6%	(4.0%)

Aggregates and ready-mixed concrete volumes were positively affected by the 2014 and 2013 acquisitions, resulting in increased revenue of $45.9 million and $88.7 million in the three and six month periods ended June 28, 2014, respectively. The increase in ready-mixed concrete pricing was affected by different pricing structures across our markets, particularly in the Texas markets, which we entered with the Alleyton and Troy Vines acquisitions in 2014, and which have lower average selling prices than our ready-mixed concrete operations outside of Texas. Our cement volumes decreased 2.9% due primarily to a shift in customer mix and overall increases in pricing, which was partially offset by increased pricing resulting from the customer mix shift.

Operating income

Our operating income increased $20.2 million and operating loss declined by $27.0 million in the three and six month periods ended June 28, 2014, respectively. Operating margin, which we define as operating income as a percentage of revenue, in the three and six month periods ended June 28, 2014 improved 510 basis points and 760 basis points, respectively. These profit improvements were driven by the following:

•	Improved net pricing across our product lines.

•	A $1.3 million curtailment benefit recognized in the six months ended June 28, 2014 related to a retiree postretirement benefit plan maintained for certain union employees at our cement plant, which was amended to eliminate all future retiree health and life coverage for the remaining union employees, effective January 1, 2014.

•	A decline in general and administrative costs, as a percentage of revenue, from 15.5% to 10.8% in the second quarter and from 20.3% to 14.8% in the six months ended June 28, 2014. During 2013, we invested in our infrastructure (finance, information technology, legal and human resources) and expect the growth in general and administrative costs, as a percentage of revenue, to stabilize in 2014 and beyond.

•	A $1.8 million charge was recognized in the six months ended June 29, 2013 to remove a sunken barge from the Mississippi River. No charges for the barge removal was recognized in 2014.

•	Offsetting these profit improvements were $1.4 million and $2.5 million of increased transaction costs primarily as a result of the 2014 acquisitions of Alleyton, Troy Vines and Buckhorn Materials in the three and six month periods ended June 28, 2014, respectively.

Adjusted EBITDA

Adjusted EBITDA increased $23.1 million and $35.9 million in the three and six month periods ended June 28, 2014, respectively, related to the following:

•	Operating income increased $20.2 million and $27.0 million in the three and six month periods ended June 28, 2014, respectively, primarily as a result of the margin improvement discussed above.

•	In 2014, we did not have a refinancing loss compared to a $3.1 million loss on the February 2013 debt repricing.

Other Financial Information

Loss on debt financings

In February 2013, we completed a repricing of our credit facility, which provides for term loans in an aggregate amount of $422.0 million and revolving credit commitments in an aggregate amount of $150.0 million (the “Credit Facility”), which reduced our stated term-loan interest rate by 1.0% and provided additional borrowing capacity of $25.0 million. As a result of the repricing, we recognized a loss of $3.1 million for related bank fees in 2013. Fees associated with the $260.0 million of 10.5% senior notes issued on January 17, 2014 were deferred in other non-current assets and are being amortized over the term of the debt as a charge to interest expense.

Interest expense

Interest expense increased $7.2 million and $12.6 million in the three and six month periods ended June 28, 2014, respectively, from the comparable periods in 2013, due to the additional $260.0 million of 10.5% senior notes issued on January 17, 2014.

Segment results of operations

West Region

	Three months ended		Variance	Six months ended		Variance
	June 28, 2014	June 29, 2013		June 28, 2014	June 29, 2013
($ in thousands)
Revenue	$172,236	$119,656	43.9%	$267,130	$179,719	48.6%
Operating income (loss)	23,135	279	8,192.1%	18,029	(10,736)	267.9%
Operating margin	13.4%	0.2%		6.7%	(6.0)%
Adjusted EBITDA	$30,750	$6,807	351.7%	$32,541	$85	38,183.5%

Revenue in the West region increased $52.6 million, or 43.9%, and $87.4 million, or 48.6%, in the three and six month periods ended June 28, 2014, respectively, due primarily to acquisitions and improved weather conditions. Incremental revenue from acquisitions totaled $42.6 million and $68.6 million in the three and six month periods ended June 28, 2014, respectively. In 2014, the West region’s aggregates, ready-mixed concrete and asphalt volumes increased and pricing of aggregates improved. The decline in overall pricing of ready-mixed concrete for the region was a result of the Alleyton and Troy Vines acquisitions in Texas, as ready-mixed concrete prices in the Texas markets are lower than in our other markets outside of Texas. The asphalt pricing decline is primarily a result of product mix. The West region’s percent changes in sales volumes and pricing in the six months ended June 28, 2014 from the six months ended June 29, 2013 were as follows:

	Percentage Change in
	Volume	Pricing
Aggregates	97.8%	2.2%
Ready-mixed concrete	253.2%	(1.4)%
Asphalt	9.0%	(3.1)%

Operating income (loss)

The West region’s operating income increased $22.9 million and operating margin improved from 0.2% to 13.4% in the three months ended June 28, 2014. In the six months ended June 28, 2014, the West region’s operating income increased $28.8 million and operating margin more than doubled. The improvement was primarily driven by the acquisitions of Alleyton and Troy Vines, higher aggregates pricing and warmer, drier weather in Texas and Utah.

Adjusted EBITDA

Adjusted EBITDA increased $23.9 million and $32.5 million in the three and six month periods ended June 28, 2014, respectively, primarily due to increases in the pricing of our aggregates and increased volumes in aggregates, ready-mixed concrete and asphalt . The increased volumes were primarily driven by the acquisitions of Alleyton and Troy Vines and warmer, drier weather in Texas and Utah.

Central Region

	Three months ended		Variance	Six months ended		Variance
	June 28, 2014	June 29, 2013		June 28, 2014	June 29, 2013
($ in thousands)
Revenue	$109,117	$92,780	17.6%	$156,659	$128,680	21.7%
Operating income	19,159	16,332	17.3%	9,794	3,314	195.5%
Operating margin	17.6%	17.6%		6.3%	2.6%
Adjusted EBITDA	$28,823	$25,136	14.7%	$28,400	$19,182	48.1%

Revenue in the Central region increased $16.3 million, or 17.6%, and $28.0 million, or 21.7%, in the three and six month periods ended June 28, 2014, respectively. Incremental revenue from acquisitions totaled $4.9 million for the six months ended June 28, 2014. Improved spring weather in the region, and the April 1, 2013 acquisition of the Lafarge-Wichita assets contributed to increases in aggregates, ready-mixed concrete and asphalt volumes. A change in customer mix drove a decrease in cement volumes of 2.9%, but helped lift pricing by 10.8%, along with overall price improvements. The Central region’s percent changes in production volumes and pricing in the six months ended June 28, 2014 from the six months ended June 29, 2013 were as follows:

	Percentage Change in
	Volume	Pricing
Aggregates	14.4%	0.2%
Cement	(2.9)%	10.8%
Ready-mixed concrete	9.0%	8.5%
Asphalt	93.4%	(1.4)%

Operating income

The Central region’s operating income increased $2.8 million and operating margin remained consistent in the three months ended June 28, 2014. The incremental operating income was largely driven by increased revenue and cost reductions.

The Central region’s operating income increased $6.5 million and operating margin improved 370 basis points in the six months ended June 28, 2014. Margin was positively affected by synergies realized from the April 1, 2013 acquisition of the Lafarge-Wichita assets, a $1.3 million curtailment benefit recognized in the six months ended June 28, 2014 related to a retiree postretirement benefit plan maintained for certain union employees and a $1.8 million charge recognized in the six months ended June 29, 2013 to remove a sunken barge from the Mississippi River.

Adjusted EBITDA

Adjusted EBITDA improved $3.7 million and $9.2 million in the three and six month periods ended June 28, 2014, respectively, as a result of increased volumes and improved pricing. In addition, during the six months ended June 29, 2013, we realized a $0.6 million loss on debt financing and a $1.8 million charge to remove a sunken barge from the Mississippi River.

East Region

	Three months ended		Variance	Six months ended		Variance
	June 28, 2014	June 29, 2013		June 28, 2014	June 29, 2013
($ in thousands)
Revenue	$42,942	$42,406	1.3%	$51,597	$53,272	(3.1)%
Operating income (loss)	3,713	3,364	10.4%	(8,843)	(8,013)	(10.4)%
Operating margin	8.6%	7.9%		(17.1)%	(15.0)%
Adjusted EBITDA	$7,932	$7,155	10.9%	$(1,406)	$(2,377)	40.8%

Our 2014 East region’s revenue was relatively consistent with 2013, increasing 1.3% and decreasing 3.1% in the three and six month periods ended June 28, 2014, respectively. Volumes and pricing were mixed in the East region due to a shift in product mix that drove a 9.6% decrease in aggregates volumes and a 7.9% decrease in asphalt pricing, offset by an increase in asphalt volumes due to improved weather that allowed paving to begin earlier in the year. The East region’s percent changes in production volumes and pricing in the six months ended June 28, 2014 from the six months ended June 29, 2013 were as follows:

	Percentage Change in
	Volume	Average Selling Pricing
Aggregates	(9.6)%	2.1%
Asphalt	30.4%	(7.9)%

Operating income (loss) and Adjusted EBITDA

The East region’s operating income (loss), margin and Adjusted EBITDA were generally consistent from 2013 to 2014. The operating income in the six months ended June 28, 2014 was somewhat affected by higher stripping costs and lower production output in aggregates.

Liquidity and Capital Resources

Our primary sources of liquidity include cash on-hand, cash provided by operations and amounts available for borrowing under our credit facilities. As of June 28, 2014, we had $20.8 million in cash and working capital of $128.7 million as compared to cash and working capital of $14.9 million and $85.4 million, respectively, at December 28, 2013. Working capital is calculated as current assets less current liabilities, excluding the current portion of long-term debt and outstanding borrowings on our senior secured revolving credit facility (the “Revolver”). There were no restricted cash balances as of June 28, 2014 or December 28, 2013. Our remaining borrowing capacity on our Revolver as of June 28, 2014 was $62.2 million, which is net of $22.8 million of outstanding letters of credit.

Given the seasonality of our business, we typically experience significant fluctuations in working capital needs and balances throughout the year. Our working capital requirements generally increase during the first half of the year as we build up inventory and focus on repair and maintenance and other set-up costs for the upcoming season. Working capital levels then decrease as we wind down the construction season and enter the winter months, which is when we see significant inflows of cash from the collection of receivables. For example, net cash used for operating activities in the six months ended June 29, 2013 was $47.8 million, compared to full year 2013 net cash provided by operating activities of $66.4 million. Net cash used for operating activities in the six months ended June 28, 2014 was $45.9 million.

We believe we have access to sufficient financial resources from our liquidity sources to fund our business and operations, including contractual obligations, capital expenditures and debt service obligations, for at least the next twelve months. Our growth strategy contemplates future acquisitions for which we believe we have sufficient access to capital. As of June 28, 2014, we had approximately $330.6 million of funding commitments from our equity sponsors outstanding.

Indebtedness

Please refer to the notes to the consolidated interim financial statements for detailed information about our long-term debt and Revolver, scheduled maturities of long-term debt and affirmative and negative covenants, including the maximum allowable consolidated first lien net leverage and interest coverage ratios. As of June 28, 2014, the Company was in compliance with all debt covenants.

At June 28, 2014 and December 28, 2013, $927.8 million and $695.9 million, respectively, of total debt, without giving effect to original issuance discount or premium, were outstanding under our respective debt agreements. Summit Materials and its wholly-owned subsidiary, Finance Corp, have issued $510.0 million aggregate principal amount of 10.5% Senior Notes due January 31, 2020 (the “Senior Notes”) under an indenture dated as of January 30, 2012 (as amended and supplemented, the “Indenture”). We initially issued $250.0 million of Senior Notes on January 30, 2012 and issued an additional $260.0 million of Senior Notes on January 17, 2014, receiving proceeds of $282.8 million, before payment of fees and expenses. The proceeds from the January 2014 issuance were used for the purchase of Alleyton, to make payments on the Revolver and for general corporate purposes.

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

Cash Flows

The following table summarizes our net cash used for or provided by operating, investing and financing activities and our capital expenditures in the six months ended June 28, 2014 and June 29, 2013:

	Six months ended
(in thousands)	June 28, 2014	June 29, 2013
Net cash (used for) provided by
Operating activities	$(45,880)	$(47,760)
Investing activities	(277,388)	(94,221)
Financing activities	329,153	122,205
Cash paid for capital expenditures	$(49,260)	$(40,258)

Operating activities

During the six months ended June 28, 2014, cash used in operating activities was $45.9 million primarily as a result of:

•	Net loss of $38.9 million, adjusted for $44.9 million of non-cash expenses, including $43.3 million of depreciation, depletion, amortization and accretion.

•	An increase in accounts receivable and costs and estimated earnings in excess of billings of $39.2 million. In conjunction with the seasonality of our business, the majority of our sales occur in the spring, summer and fall and we typically incur an increase in accounts receivable (net billed and unbilled) during the second and third quarters of each year. This amount is typically converted to cash in the fourth and first quarters.

•	Additional investment in inventory of $17.8 million consistent with the seasonality of our business for which our inventory levels typically decrease in the fourth quarter in preparation for the winter slowdown and are then increased at the end of the second quarter in preparation for the increased sales volumes in the spring and summer.

•	The timing of payments associated with accounts payable and accrued expenses utilized $12.1 million of cash in conjunction with the build-up of inventory levels and incurrence of repairs and maintenance to prepare the business for increased sales volumes in the summer and fall. In addition, we paid $25.9 million of interest payments in the six months ended June 28, 2014.

During the six months ended June 29, 2013, cash used in operating activities was $47.8 million primarily as a result of:

•	Net loss of $56.0 million, adjusted for $46.5 million of non-cash expenses, including $39.0 million of depreciation, depletion, amortization and accretion and $5.6 million of losses on asset dispositions.

•	An increase in accounts receivable and costs and estimated earnings in excess of billings of $25.3 million, in conjunction with the seasonality of our business.

•	Additional investment in inventory of $13.2 million, consistent with the seasonality of our business.

Investing activities

During the six months ended June 28, 2014, cash used for investing activities was $277.4 million, $234.9 million of which related to the 2014 acquisitions of Alleyton, Troy Vines and Buckhorn Materials. In addition, we invested $49.3 million in capital expenditures, offset by $6.0 million of proceeds from asset sales. Approximately $12.2 million of the capital expenditures were invested in our cement business in Hannibal, Missouri, for continued development of an underground mine ($4.1 million), as well as improvements made to the cement plant during the annual scheduled winter shutdown in February 2014.

During the six months ended June 29, 2013, cash used for investing activities was $94.2 million, $60.8 million of which related to the acquisitions of certain assets from Lafarge in Wichita, Kansas and of Westroc near Salt Lake City, Utah. In addition, we invested $40.5 million in capital expenditures, offset by $7.1 million of proceeds from asset sales. Approximately $15.9 million of the capital expenditures were invested in our cement business in Hannibal, Missouri, which related to continued development of an underground mine ($7.8 million), a dome to store additional cement product in St. Louis, Missouri ($2.6 million), as well as improvements made to the cement plant during the annual scheduled winter shutdown in February 2013. In 2013, we invested $3.5 million in a new hot mix asphalt plant in Austin, Texas.

Financing activities

During the six months ended June 28, 2014, cash provided by financing activities was $329.2 million, which was primarily composed of $315.5 of net additional borrowings, $282.8 million of which were the net proceeds from the January 2014 issuance of $260.0 million Senior Notes issued at a premium of $22.8 million. Approximately $182.5 million of the funds from the borrowings were used to purchase Alleyton. The remaining funds have been used to fund working capital needs. In addition, we received contributions from our member of $24.4 million and made $4.3 million of payments on our acquisition related liabilities in the six months ended June 28, 2014.

During the six months ended June 29, 2013, cash provided by financing activities was $122.2 million, which is primarily composed of $105.0 million net borrowings on the revolving credit facility and proceeds from the February 2013 repricing transaction, through which our outstanding borrowings increased $25.0 million. Approximately $60.8 million of the funds from the borrowings were used on April 1, 2013 to purchase certain assets of Lafarge in Wichita, Kansas and of Westroc near Salt Lake City, Utah. The remaining funds were used to fund seasonal working capital fluctuations.

Cash paid for capital expenditures

We expended approximately $49.3 million in capital expenditures in the six months ended June 28, 2014 compared to $40.5 million in the six months ended June 29, 2013. The 2014 capital expenditures include continued development of an underground mine to extract limestone on our Hannibal, Missouri property where our cement plant is located ($4.1 million), which was substantially completed in 2014, $2.6 million of land purchases in Kansas and Kentucky and various other pieces of equipment and rolling stock.

We estimate that we will incur between $71.0 million and $76.0 million in capital expenditures in 2014, which we have funded or expect to fund through our cash on hand, cash from operations, outside financing and available borrowings under our Credit Facility. In 2014, we expect to continue investing in Texas, including approximately $7.0 million on installation of a new sand and gravel processing plant near Houston, Texas. In addition, we expect to spend $5.9 million in 2014 to complete the underground mine at our cement plant, which we expect to provide access to over 200 years of proven and probable limestone reserves.

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

We are obligated under an indemnification agreement entered into with the sellers of Harper Contracting, Inc., Harper Sand and Gravel, Inc., Harper Ready Mix Company, Inc. and Harper Investments, Inc. (collectively, “Harper”) for the sellers’ ownership interests in a joint venture agreement. We have the rights to any benefits under the joint venture as well as the assumption of any obligations, but do not own equity interests in the joint venture. The joint venture has incurred significant losses on a highway project in Utah, which have resulted in requests for funding from the joint venture partners and, ultimately, from the Company. Through June 28, 2014, we have funded $8.8 million, $4.0 million was funded in 2012 and $4.8 million was funded in 2011. As of June 28, 2014 and December 28, 2013, an accrual of $4.3 million was recorded in other noncurrent liabilities for this matter.

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

Off-Balance sheet arrangements

As of June 28, 2014, we had no material off-balance sheet arrangements.

New Accounting Standards

In May 2014, the FASB issued a new accounting standard to improve and converge the financial reporting requirements for revenue from contracts with customers. Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, prescribes a five-step model for revenue recognition that will replace most existing revenue recognition guidance in GAAP. The ASU will supersede nearly all existing revenue recognition guidance under GAAP and provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption and will become effective for the Company in the first quarter of 2017. Early adoption is prohibited. Management is currently assessing the effect that the adoption of this standard will have on the consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” This ASU is effective for fiscal years beginning on or after December 15, 2014, and interim periods within that annual period, with early adoption permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

Management has considered the current economic environment and its potential effect to our business. Demand for aggregates products, particularly in the residential and nonresidential construction markets, could decline if companies and consumers are unable to obtain financing for construction projects or if an economic recession causes delays or cancellations to capital projects. Additionally, declining tax revenue and state budget deficits have negatively affected states’ abilities to finance infrastructure construction projects. In the three and six month periods ended June 28, 2014, there have been no material changes in our market risk exposures since December 28, 2013. For a discussion of quantitative and qualitative disclosures about market risk, please refer to the Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 28, 2014. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 28, 2014, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Certificate of Formation of Summit Materials, LLC, as amended (incorporated by reference from Exhibit 3.1 to the Registration Statement on Form S-4, filed on March 27, 2013 (File No. 333-187556)).

3.2	Amended and Restated Limited Liability Company Agreement of Summit Materials, LLC (incorporated by reference from Exhibit 3.2 to the Registration Statement on Form S-4, filed on March 27, 2013 (File No. 333-187556)).

4.1*	Fourth Supplemental Indenture, dated as of July 30, 2014, among Buckhorn Materials, LLC and Wilmington Trust, National Association, as trustee.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1*	Mine Safety Disclosures.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

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

SUMMIT MATERIALS, LLC

Date: August 6, 2014	By:	/s/ Thomas W. Hill
Thomas W. Hill
Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2014	By:	/s/ Brian J. Harris
Brian J. Harris
Chief Financial Officer (Principal Financial and Accounting Officer)