Form 10-Q
period 2014-09-27
Summit Materials, LLC
filed 2014-11-06
CIK 1571371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014

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

As of November 6, 2014, 100% of the registrant’s outstanding limited liability company interests were held by Summit Materials Intermediate Holdings, LLC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (this “report”) includes “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. Forward-looking statements include all statements that do not relate solely to historical or current facts, and you can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “trends,” “plans,” “estimates,” “projects” or “anticipates” or similar expressions that concern our strategy, plans, expectations or intentions. All statements made relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, it is very difficult to predict the effect of known factors, and, of course, it is impossible to anticipate all factors that could affect our actual results. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be realized. Important factors could affect our results and could cause results to differ materially from those expressed in our forward-looking statements, including but not limited to the factors discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013 (the “Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”), any factors discussed in the section entitled “Risk Factors” of this report, and the following:

•	our substantial current level of indebtedness;

•	our dependence on the construction industry and the strength of the local economies in which we operate;

•	our ability to execute on our acquisition strategy, successfully integrate acquisitions with our existing operations and retain key employees of such acquired businesses;

•	the cyclical nature of our business;

•	declines in public infrastructure construction and reductions in governmental funding, including the funding by transportation authorities and other state agencies;

•	conditions in the credit markets;

•	our ability to accurately estimate the overall risks, requirements or costs when we bid on or negotiate contracts that are ultimately awarded to us;

•	risks related to weather and seasonality;

•	competition within our local markets;

•	our dependence on securing and permitting aggregate reserves in strategically located areas;

•	risks associated with our capital-intensive business;

•	any failure to meet schedule or performance requirements of our contracts;

•	changes in environmental, health, safety and climate change laws or governmental requirements or policies concerning zoning and land use;

•	our dependence on senior management and inability to attract and retain qualified management personnel;

•	special hazards related to our operations that may cause personal injury or property damage not covered by insurance;

•	material costs and losses as a result of claims that our products do not meet regulatory requirements or contractual specifications;

•	cancellation of a significant number of contracts or our disqualification from bidding for new contracts;

•	our reliance on exemptions from certain disclosure requirements due to our status as an “emerging growth company”;

•	interruptions in our information technology systems and infrastructure; and

•	other factors as described in the Form 10-K.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.

2

Any forward-looking statement that we make speaks only as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

As used in this report, unless otherwise noted or the context otherwise requires,

•	“we,” “our,” “us,” and the “Company” refer to Summit Materials, LLC and its subsidiaries as a combined entity;

•	“Summit Materials” refers only to Summit Materials, LLC and not its subsidiaries;

•	“Finance Corp” refers only to Summit Materials Finance Corp., a wholly-owned indirect subsidiary of Summit Materials;

•	“Sponsors” refers to certain investment funds affiliated with Blackstone Capital Partners V L.P. and Silverhawk Summit, L.P.;

•	“Lafarge” refers to Lafarge North America, Inc.;

•	“Westroc” refers to Westroc, LLC;

•	“Alleyton” refers collectively to Alleyton Resource Company, LLC, Alcomat, LLC and Alleyton Services Company, LLC, formerly Alleyton Resource Corporation, Colorado Gulf, LP and certain assets of Barten Shepard Investments, LP.;

•	“Troy Vines” refers to Troy Vines, Inc.;

•	“Buckhorn Materials” refers to Buckhorn Materials, LLC, which is the surviving entity from the acquisition of Buckhorn Materials LLC and Construction Materials Group LLC;

•	“Canyon Redi-Mix” refers collectively to Canyon Redi-Mix, Inc. and CRM Mixers LP;

•	“Mainland” refers to Mainland Sand & Gravel ULC, which is the surviving entity from the acquisition of Rock Head Holdings Ltd., B.I.M. Holdings Ltd., Carlson Ventures Ltd., Mainland Sand and Gravel Ltd. and Jamieson Quarries Ltd.;

•	“Southwest Ready Mix” refers to Southwest Ready Mix, LLC;

•	“Colorado County S&G” refers to Colorado County Sand & Gravel Co., L.L.C., which is the surviving entity from the acquisition of Colorado County Sand & Gravel Co., L.L.C, M & M Gravel Sales, Inc., Marek Materials Co. Operating, Ltd. and Marek Materials Co., L.L.C.; and

•	“Concrete Supply” refers to Concrete Supply of Topeka, Inc., Penny’s Concrete and Ready Mix, L.L.C. and Builders Choice Concrete Company of Missouri, L.L.C.

3

SUMMIT MATERIALS, LLC

FORM  10-Q

		Page No.
PART I—Financial Information

Item 1.	Financial Statements	1

	Consolidated Balance Sheets as of September 27, 2014 (Unaudited) and December 28, 2013	1

	Unaudited Consolidated Statements of Operations for the three and nine months ended September 27, 2014 and September 28, 2013	2

	Unaudited Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 27, 2014 and September 28, 2013	3

	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 27, 2014 and September 28, 2013	4

	Unaudited Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Member’s Interest for the nine months ended September 27, 2014 and September 28, 2013	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	38

PART II — Other Information

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3.	Defaults Upon Senior Securities	40

Item 4.	Mine Safety Disclosures	40

Item 5.	Other Information	40

Item 6.	Exhibits	40

SIGNATURES		43

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SUMMIT MATERIALS, LLC AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

	September 27, 2014	December 28, 2013
	(unaudited)	(audited)
Assets
Current assets:
Cash	$6,729	$14,917
Accounts receivable, net	179,328	99,337
Costs and estimated earnings in excess of billings	26,542	10,767
Inventories	111,137	96,432
Other current assets	16,157	13,181

Total current assets	339,893	234,634

Property, plant and equipment, less accumulated depreciation, depletion and amortization (September 27, 2014 - $261,614 and December 28, 2013 - $212,382)	946,980	831,778
Goodwill	390,338	127,038
Intangible assets, less accumulated amortization (September 27, 2014 - $2,743 and December 28, 2013 - $2,193)	18,026	15,147
Other assets	51,255	39,197

Total assets	$1,746,492	$1,247,794

Liabilities, Redeemable Noncontrolling Interest and Member’s Interest
Current liabilities:
Current portion of debt	$28,187	$30,220
Current portion of acquisition-related liabilities	20,571	10,635
Accounts payable	87,604	72,104
Accrued expenses	87,513	57,251
Billings in excess of costs and estimated earnings	9,533	9,263

Total current liabilities	233,408	179,473

Long-term debt	1,062,921	658,767
Acquisition-related liabilities	41,287	23,756
Other noncurrent liabilities	86,242	77,480

Total liabilities	1,423,858	939,476

Commitments and contingencies (see note 10)
Redeemable noncontrolling interest	31,820	24,767
Member’s interest:
Member’s equity	514,890	486,896
Accumulated deficit	(218,128)	(198,511)
Accumulated other comprehensive loss	(7,236)	(6,045)

Member’s interest	289,526	282,340
Noncontrolling interest	1,288	1,211

Total member’s interest	290,814	283,551

Total liabilities, redeemable noncontrolling interest and member’s interest	$1,746,492	$1,247,794

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, LLC AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

(In thousands)

	Three months ended		Nine months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Revenue:
Product	$265,031	$210,162	$594,800	$447,343
Service	129,728	106,101	275,345	230,591

Total revenue	394,759	316,263	870,145	677,934

Cost of revenue (excluding items shown separately below):
Product	184,573	145,605	429,576	327,536
Service	100,924	79,678	216,358	175,662

Total cost of revenue	285,497	225,283	645,934	503,198

General and administrative expenses	35,517	33,822	105,872	107,219
Depreciation, depletion, amortization and accretion	23,255	18,552	63,950	54,577
Transaction costs	2,741	711	7,737	3,175

Operating income	47,749	37,895	46,652	9,765
Other income, net	(1,408)	(1,151)	(2,299)	(988)
Loss on debt financings	—	—	—	3,115
Interest expense	22,085	14,531	62,555	42,380

Income (loss) from continuing operations before taxes	27,072	24,515	(13,604)	(34,742)
Income tax (benefit) expense	(1,038)	1,565	(2,498)	(1,782)

Income (loss) from continuing operations	28,110	22,950	(11,106)	(32,960)
(Income) loss from discontinued operations	(7)	160	(356)	257

Net income (loss)	28,117	22,790	(10,750)	(33,217)
Net income attributable to noncontrolling interest	1,243	2,623	674	1,105

Net income (loss) attributable to member of Summit Materials, LLC	$26,874	$20,167	$(11,424)	$(34,322)

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, LLC AND SUBSIDIARIES

Unaudited Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Three months ended		Nine months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net income (loss)	$28,117	$22,790	$(10,750)	$(33,217)
Other comprehensive (loss) income:
Postretirement curtailment adjustment	—	—	(1,346)	—
Postretirement liability adjustment	—	—	2,164	—
Foreign currency translation adjustment	(1,764)	—	(1,764)	—

Other comprehensive loss	(1,764)	—	(946)	—

Comprehensive income (loss)	26,353	22,790	(11,696)	(33,217)
Less comprehensive income attributable to the noncontrolling interest	1,243	2,623	919	1,105

Comprehensive income (loss) attributable to member of Summit Materials, LLC	$25,110	$20,167	$(12,615)	$(34,322)

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, LLC AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Nine months ended
	September 27, 2014	September 28, 2013
Cash flow from operating activities:
Net loss	$(10,750)	$(33,217)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, depletion, amortization and accretion	67,972	56,825
Financing fee amortization	495	2,450
Share-based compensation expense	1,746	1,743
Deferred income tax benefit	(525)	(2,685)
Net (gain) loss on asset disposals	(219)	7,709
Loss on debt financings	—	2,989
Other	(463)	(79)
(Increase) decrease in operating assets, net of acquisitions:
Accounts receivable, net	(54,463)	(18,797)
Inventories	(3,843)	700
Costs and estimated earnings in excess of billings	(15,009)	(21,836)
Other current assets	(3,910)	(1,046)
Other assets	(675)	(800)
Increase (decrease) in operating liabilities, net of acquisitions:
Accounts payable	9,433	10,919
Accrued expenses	2,578	(1,020)
Billings in excess of costs and estimated earnings	270	(2,421)
Other liabilities	(3,473)	(1,311)

Net cash (used in) provided by operating activities	(10,836)	123

Cash flow from investing activities:
Acquisitions, net of cash acquired	(351,941)	(60,913)
Purchases of property, plant and equipment	(64,244)	(53,659)
Proceeds from the sale of property, plant and equipment	9,575	8,642
Other	757	—

Net cash used for investing activities	(405,853)	(105,930)

Cash flow from financing activities:
Proceeds from investment by member	24,350	—
Proceeds from debt issuances	657,217	217,681
Payments on long-term debt	(258,337)	(111,884)
Payments on acquisition-related liabilities	(5,807)	(4,923)
Financing costs	(8,834)	(3,291)
Other	(88)	—

Net cash provided by financing activities	408,501	97,583

Net decrease in cash	(8,188)	(8,224)
Cash – beginning of period	14,917	27,431

Cash – end of period	$6,729	$19,207

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, LLC AND SUBSIDIARIES

Unaudited Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Member’s Interest

(In thousands)

	Total Member’s Interest
	Member’s equity	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total member’s interest	Redeemable noncontrolling interest

Balance — December 28, 2013	$486,896	$(198,511)	$(6,045)	$1,211	$283,551	$24,767

Contributed capital	24,350	—	—	—	24,350	—
Accretion/ redemption value adjustment	—	(6,211)	—	—	(6,211)	6,211
Net (loss) income	—	(11,424)	—	77	(11,347)	597
Other comprehensive (loss) income	—	—	(1,191)	—	(1,191)	245
Repurchase of member’s interest	(88)	—	—	—	(88)	—
Share-based compensation	3,732	(1,982)	—	—	1,750	—

Balance — September 27, 2014	$514,890	$(218,128)	$(7,236)	$1,288	$290,814	$31,820

Balance — December 29, 2012	$484,584	$(94,085)	$(9,130)	$1,059	$382,428	$22,850

Accretion/ redemption value adjustment	—	509	—	—	509	(509)
Net (loss) income	—	(34,322)	—	146	(34,176)	959
Share-based compensation	1,743	—	—	—	1,743	—

Balance — September 28, 2013	$486,327	$(127,898)	$(9,130)	$1,205	$350,504	$23,300

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands)

1.	SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Summit Materials, LLC (“Summit Materials”) is a vertically integrated, heavy-side construction materials company. Across its subsidiaries, it is engaged in the production and sale of aggregates, cement, ready-mixed concrete, asphalt paving mix and concrete products. Summit Materials, through its subsidiaries (collectively, the “Company”), owns and operates quarries, sand and gravel pits, a cement plant, cement distribution terminals, ready-mixed concrete plants, asphalt plants and landfill sites. It is also engaged in paving and related services. The Company is organized by geographic region and has three operating segments, which are also its reporting segments: the West; Central; and East regions.

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

Basis of Presentation—These unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto as of and for the year ended December 28, 2013. The Company continues to follow the accounting policies set forth in those consolidated financial statements. Management believes that these consolidated interim financial statements include all adjustments, normal and recurring in nature, that are necessary to present fairly the financial position of the Company as of September 27, 2014, the results of operations for the three and nine months ended September 27, 2014 and September 28, 2013 and cash flows for the nine months ended September 27, 2014 and September 28, 2013.

The Company’s fiscal year is based on a 52-53 week year with each quarter composed of 13 weeks ending on a Saturday. The 53-week year occurs approximately once every seven years. The additional week in the 53-week year will be included in the fourth quarter. The Company’s third quarter ended on September 27 and September 28 in 2014 and 2013, respectively. In 2013, Continental Cement Company, L.L.C. (“Continental Cement”), an indirect majority owned subsidiary of Summit Materials, changed its fiscal year to be consistent with the Company’s fiscal year. Prior to fiscal 2013, Continental Cement’s fiscal year was based on the calendar year with quarter-end dates of March 31, June 30, September 30 and December 31. The effect of this change to the Company’s financial position, results of operations and liquidity was immaterial.

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

Use of Estimates—Preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and reported amounts of revenue and expenses. Such estimates include the valuation of accounts receivable, inventories, goodwill, intangibles and other long-lived assets, pension and other postretirement obligations and asset retirement obligations. Estimates also include revenue earned on contracts and costs to complete contracts. Most of the Company’s paving and related services are performed under fixed unit-price contracts with state and local governmental entities. Management regularly evaluates its estimates and assumptions based on historical experience and other factors, including the current economic environment. Management adjusts such estimates and assumptions when circumstances dictate. As future events and their effects cannot be determined with precision, actual results can differ significantly from estimates made. Changes in estimates, including those resulting from continuing changes in the economic environment, are reflected in the Company’s consolidated financial statements when the change in estimate occurs.

Business and Credit Concentrations—The Company’s operations are conducted primarily across 17 U.S. states and in Vancouver, Canada, with the most significant revenue generated in Texas, Kansas, Kentucky, Utah and Missouri. The Company’s accounts receivable consist primarily of amounts due from customers within these areas. Therefore, collection of these accounts is dependent on the economic conditions in the aforementioned states, as well as specific situations affecting individual customers. Credit granted within the Company’s trade areas has been granted to many customers, and management does not believe that any significant concentrations of credit exist with respect to individual customers or groups of customers. No single customer accounted for more than 10% of total revenue in the three or nine months ended September 27, 2014 and September 28, 2013.

Fair Value Measurements—Certain acquisitions made by the Company require the payment of contingent amounts of purchase consideration. These payments are contingent on specified operating results being achieved in periods subsequent to the acquisition and will not be made if earn-out thresholds are not achieved. Contingent consideration obligations are measured at fair value each reporting period, and any adjustments to fair value are recognized in earnings in the period identified. As of September 27, 2014 and December 28, 2013, contingent consideration obligations of $3.8 million and $1.9 million, respectively, were included in the non-current portion of acquisition-related liabilities and, as of September 27, 2014, $2.5 million was included in the current portion of acquisition related liabilities. The increase in contingent consideration obligations from December 28, 2013 relates to the January 17, 2014 acquisition of Alleyton Resource Corporation, Colorado Gulf, LP and certain assets of Barten Shepard Investments, LP (collectively, “Alleyton”).

The fair value of the contingent consideration obligations approximated their carrying value of $6.3 million and $1.9 million as of September 27, 2014 and December 28, 2013, respectively. The fair values are based on unobservable, or Level 3, inputs, including projected probability-weighted cash payments and an 11.0% discount rate, which reflects a market discount rate. Changes in fair value may occur as a result of a change in actual or projected cash payments, the probability weightings applied by the Company to projected payments or a change in the discount rate. Significant increases or decreases in any of these inputs in isolation could result in a lower, or higher, fair value measurement. There were no material valuation adjustments to contingent consideration obligations in the three or nine months ended September 27, 2014 or September 28, 2013.

Financial Instruments—The Company’s financial instruments include certain acquisition-related liabilities (deferred consideration and noncompete obligations) and debt. The fair value of the deferred consideration and noncompete obligations approximate their carrying value of $49.1 million and $6.5 million, respectively, as of September 27, 2014, and $28.3 million and $4.2 million, respectively, as of December 28, 2013. The $23.1 million net increase in the deferred consideration and noncompete obligations relate to the acquisitions completed in 2014. The fair value was determined based on unobservable, or Level 3 inputs, including the cash payment terms in the purchase agreements and a discount rate reflecting the Company’s credit risk.

The fair value of long-term debt approximated $1,104.2 million and $696.5 million as of September 27, 2014 and December 28, 2013, respectively, compared to its carrying value of $1,041.7 million and $663.0 million, respectively. Fair value was determined based on observable, or Level 2 inputs, such as interest rates, bond yields and quoted prices in inactive markets.

Redeemable Noncontrolling Interest— Continental Cement’s Class A Units represent a 70% economic interest in that business and the Class B Units represent a 30% economic interest. The holders of the Class B Units have a put option that allows them to put the Class B Units to Continental Cement’s parent company, a wholly-owned subsidiary of Summit Materials, at a strike price that approximates fair value. The put option is exercisable upon a sale of Summit Materials Holdings L.P. or at any time after May 2016. As a consequence of the put option, the Class B Units are classified in temporary equity. The initial redemption value of the Class B Units was based upon the estimated fair value of Continental Cement at the date the Class A Units were indirectly acquired by Summit Materials (May 2010). At that time, the Company elected to accrete changes in the redemption value from the date of issuance to the earliest anticipated redemption date, which is assumed to be May 2016. The accretion is recognized through an adjustment to accumulated deficit and increased in the third quarter of 2014 consistent with the redemption value increase to an estimated $65.1 million. During the third quarter of 2014, the Company performed an indirect valuation of the noncontrolling interest. The valuation was based on unobservable, or Level 3, inputs, including an assumption on the timing of settlement and projected cash flows. A significant change in these inputs could result in a material increase, or decrease, in the redemption value of the noncontrolling interest.

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

2014 Acquisitions

West region

•	On September 19, 2014, the Company acquired all of the membership interests of Southwest Ready-Mix LLC, which included two ready-mixed concrete plants and serves the downtown and southwest Houston, Texas markets. The acquisition was funded with borrowings under the Company’s revolving credit facility.

•	On September 4, 2014, the Company acquired all of the issued and outstanding shares and certain shareholder notes of Rock Head Holdings Ltd. and B.I.M. Holdings Ltd., which collectively indirectly owned all of Mainland Sand and Gravel Ltd.’s shares. The surviving entity, Mainland Sand & Gravel ULC. (“Mainland”), based in Surrey, British Columbia, is a supplier of aggregates to the Vancouver metropolitan area. The acquisition was funded with a portion of the proceeds from the September 8, 2014 issue and sale of $115.0 million aggregate principal amount of 10 1⁄2% senior notes due 2020.

•	On July 29, 2014, we acquired all of the assets of Canyon Redi-Mix, Inc. and CRM Mixers LP. The acquired assets include two ready-mixed concrete plants, which serve the Permian Basin region of West Texas. The acquisition was funded with borrowings under the Company’s revolving credit facility.

•	On March 31, 2014, the Company acquired all of the stock of Troy Vines, Inc., an integrated aggregates and ready-mixed concrete business headquartered in Midland, Texas, which serves the Permian Basin region of West Texas. The acquisition was funded with cash on hand.

•	On January 17, 2014, the Company acquired all of the membership interests of Alleyton Resource Corporation, Colorado Gulf, LP and certain assets of Barten Shepard Investments, LP, an aggregates and ready-mixed concrete business in Houston, Texas. The Alleyton acquisition was funded with a portion of the proceeds from the January 17, 2014 issue and sale of $260.0 million aggregate principal amount of 10 1⁄2% senior notes due 2020.

East region

•	On June 9, 2014, the Company acquired all of the membership interests of Buckhorn Materials LLC, an aggregates quarry in South Carolina, and Construction Materials Group LLC, a sand pit in South Carolina. The acquisition was funded with borrowings under the Company’s revolving credit facility.

2013 Acquisitions

West region

•	On April 1, 2013, the Company acquired all of the membership interests of Westroc, LLC, an aggregates and ready-mixed concrete provider near Salt Lake City, Utah, with borrowings under the Company’s revolving credit facility.

Central region

•	On April 1, 2013, the Company acquired certain aggregates, ready-mixed concrete and asphalt assets of Lafarge North America, Inc. in and around Wichita, Kansas, with borrowings under the Company’s revolving credit facility.

The following table summarizes aggregated information regarding the fair values of the assets acquired and liabilities assumed in conjunction with the 2014 and 2013 acquisitions:

	Nine months ended September 27, 2014	Year ended December 28, 2013
Financial assets	$30,172	$8,302
Inventories	10,091	3,954
Property, plant and equipment	102,444	40,580
Intangible assets	3,398	7,428
Other assets	3,872	52
Financial liabilities	(21,192)	(6,164)
Other long-term liabilities	(8,002)	(1,050)

Net assets acquired	120,783	53,102
Goodwill	264,371	16,120

Purchase price	385,154	69,222

Acquisition related liabilities	(29,261)	(7,902)
Other	(3,952)	281

Net cash paid for acquisitions	$351,941	$61,601

3.	GOODWILL

Changes in the carrying amount of goodwill, by reportable segment, from December 28, 2013 to September 27, 2014 are summarized as follows:

	West	Central	East	Total
Balance, December 28, 2013	$54,249	$72,789	$—	$127,038
Acquisitions	237,140	—	26,160	263,300
Foreign currency translation adjustments	(1,071)	—	—	(1,071)

Balance, September 27, 2014	$291,389	$72,789	$26,160	$390,338

4.	ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following as of September 27, 2014 and December 28, 2013:

	September 27, 2014	December 28, 2013

Trade accounts receivable	$168,436	$85,188
Retention receivables	11,429	15,966
Receivables from related parties	1,650	202

Accounts receivable	181,515	101,356
Less: Allowance for doubtful accounts	(2,187)	(2,019)

Accounts receivable, net	$179,328	$99,337

Retention receivables are amounts earned by the Company but held by customers until paving and related service contracts and projects are near completion or fully completed. Amounts are expected to be billed and collected within one year.

5.	INVENTORIES

Inventories consisted of the following as of September 27, 2014 and December 28, 2013:

	September 27, 2014	December 28, 2013
Aggregate stockpiles	$79,961	$70,300
Finished goods	13,083	11,207
Work in process	2,214	2,623
Raw materials	15,879	12,302

Total	$111,137	$96,432

6.	ACCRUED EXPENSES

Accrued expenses consisted of the following as of September 27, 2014 and December 28, 2013:

	September 27, 2014	December 28, 2013
Interest	$16,105	$17,294
Payroll and benefits	19,173	16,368
Capital lease obligations	17,413	2,068
Insurance	10,505	7,445
Taxes (1)	8,235	4,168
Professional fees	3,445	2,352
Other (2)	12,637	7,556

Total	$87,513	$57,251

(1)	Consists primarily of real estate, personal property and sales taxes.
(2)	Consists primarily of subcontractor and working capital settlement accruals.

7.	DEBT

Debt consisted of the following as of September 27, 2014 and December 28, 2013:

	September 27, 2014	December 28, 2013

Revolving credit facility	$23,967	$26,000

Long-term debt:
$625.0 million senior notes, including a $27.9 million net premium at September 27, 2014 and $250 million senior notes, net of $4.0 million discount at December 28, 2013	652,861	245,971
$416.7 million credit facility, term loan, net of $2.4 million and $2.9 million discount at September 27, 2014 and December 28, 2013, respectively	414,280	417,016

Total	1,067,141	662,987
Current portion of long-term debt	4,220	4,220

Long-term debt	$1,062,921	$658,767

The contractual payments of long-term debt, including current maturities, for the five years subsequent to September 27, 2014, are as follows:

2014 (three months)	$1,055
2015	5,275
2016	4,220
2017	4,220
2018	3,165
2019	398,790
Thereafter	625,000

Total	1,041,725
Plus: Original issue net premium	25,416

Total debt	$1,067,141

Senior Notes—Summit Materials and its wholly-owned indirect subsidiary, Summit Materials Finance Corp. (“Finance Corp.” and, together with Summit Materials, the “Issuers”), are co-issuers of the 10 1⁄2% Senior Notes due January 31, 2020 (the “Senior Notes”) that have been issued under an indenture dated as of January 30, 2012 (as amended and supplemented, the “Indenture”). The Senior Notes bear interest at 10.5% per year, payable semi-annually in arrears. The Indenture contains covenants limiting, among other things, the ability of Summit Materials and its restricted subsidiaries to incur additional indebtedness or issue certain preferred shares, pay dividends, redeem stock or make other distributions, make certain investments, sell or transfer certain assets, create liens, consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets, enter into certain transactions with affiliates, and designate subsidiaries as unrestricted subsidiaries. The Indenture also contains customary events of default.

The Issuers issued $250.0 million aggregate principal amount of Senior Notes (the “Existing Notes”) in January 2012. On January 17, 2014 and September 8, 2014, the Issuers issued an additional $260.0 million and $115.0 million, respectively, aggregate principal amount of Senior Notes (the “Additional Notes”), receiving proceeds of $409.3 million, before payment of fees and expenses and including a $34.3 million premium. The proceeds from the sale of the Additional Notes were used for the purchases of Alleyton and Mainland, to make payments on the Revolver (discussed and defined below) and for general corporate purposes. The Additional Notes are treated as a single series with the Existing Notes and have substantially the same terms as those of the Existing Notes. The Additional Notes and the Existing Notes vote as one class under the Indenture.

Senior Secured Credit Facilities—The Company has senior secured credit facilities (the “Senior Secured Credit Facilities”) providing for term loans in an aggregate amount of $422.0 million (the “Term Debt”) and revolving credit commitments in an aggregate amount of $150.0 million. The Company is required to make principal repayments of 0.25% of borrowings under the Term Debt on the last business day of each March, June, September and December. The current outstanding principal amount of Term Debt and applicable interest rate reflect the terms of a repricing consummated by the Company in February 2013, which included additional borrowings of $25.0 million, an interest rate reduction of 1.0% and a deferral of the March 2013 principal payment. The unpaid principal balance of Term Debt is due in full on the maturity date, which is January 30, 2019. On January 16, 2014, the Senior Secured Credit Facilities were amended to allow for the issuance of $260.0 million of additional senior notes.

The revolving credit facility matures on January 30, 2017 and bears interest per annum equal to an applicable margin of 3.25% plus, at the Company’s option, either (i) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A. and (c) the British Bankers Association London Interbank Offered Rate (“LIBOR”) plus 1.00% or (ii) a British Bankers Association LIBOR rate determined by reference to Reuters prior to the interest period relevant to such borrowing adjusted for certain additional costs. As of September 27, 2014, the borrowing capacity under the revolving credit facility was $102.7 million, which is net of $23.3 million of outstanding letters of credit. The outstanding letters of credit are renewed annually and support required bonding on construction projects and the Company’s insurance liabilities.

The Company must adhere to certain financial covenants, including a first lien net leverage ratio and an interest leverage ratio, related to its borrowings under the Senior Secured Credit Facilities. The consolidated first lien net leverage ratio, reported each quarter, should be no greater than 4.75:1.0 from April 1, 2012 through June 30, 2014; 4.50:1.0 from July 1, 2014 to June 30,

2015, and 4.25:1.0 thereafter. The interest coverage ratio must be at least 1.70:1.0 from January 1, 2013 to December 31, 2014 and 1.85:1.0 thereafter. As of September 27, 2014 and December 28, 2013, the Company was in compliance with all covenants applicable to the Senior Notes and the Senior Secured Credit Facilities.

The Company’s domestic wholly-owned subsidiary companies and its non wholly-owned subsidiary, Continental Cement, are named as issuers or guarantors, as applicable, of the Senior Notes and the Senior Secured Credit Facilities. In addition, the Company has pledged substantially all of its assets as collateral for the Senior Secured Credit Facilities.

Accrued interest on long-term debt as of September 27, 2014 and December 28, 2013 was $15.9 million and $16.5 million, respectively. Interest expense related to the debt totaled $19.9 million and $56.4 million for the three and nine months ended September 27, 2014, respectively, and $12.9 million and $37.5 million for the three and nine months ended September 28, 2013, respectively. As of September 27, 2014 and December 28, 2013, $17.9 million and $11.5 million, respectively, of deferred financing fees were being amortized over the term of the debt using the effective interest method.

8.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in each component of accumulated other comprehensive loss consisted of the following:

	Change in retirement plans	Foreign currency translation adjustments	Accumulated other comprehensive loss

Balance — December 28, 2013	$(6,045)	$—	$(6,045)

Postretirement curtailment adjustment	(942)	—	(942)
Postretirement liability adjustment	1,515	—	1,515
Foreign currency translation adjustment	—	(1,764)	(1,764)

Balance — September 27, 2014	$(5,472)	$(1,764)	$(7,236)

9.	INCOME TAXES

Summit Materials is a limited liability company and passes its tax attributes for federal and state tax purposes to its parent company and is generally not subject to federal or state income tax. However, certain subsidiary entities file federal and state income tax returns due to their status as C corporations. The provision for income taxes is primarily composed of federal, state and local income taxes for the subsidiary entities that have C corporation status.

The effective income tax rate for these entities differs from the statutory federal rate primarily due to (1) tax depletion expense in excess of the expense recorded under U.S. GAAP, (2) state income taxes and the effect of graduated tax rates and (3) certain non-recurring items, such as differences in the treatment of transaction costs, which are often not deductible for tax purposes.

As of September 27, 2014 and December 28, 2013, the Company has not recognized any liabilities for uncertain tax positions. The Company records interest and penalties as a component of the income tax provision. No material interest or penalties were recognized in income tax expense for the three or nine months ended September 27, 2014 and September 28, 2013.

10.	COMMITMENTS AND CONTINGENCIES

The Company is party to certain legal actions arising from the ordinary course of business activities. Accruals are recorded when the outcome is probable and can be reasonably estimated. While the ultimate results of claims and litigation cannot be predicted with certainty, management expects that the ultimate resolution of all pending or threatened claims and litigation will not have a material effect on the Company’s consolidated results of operations, financial position or liquidity. The Company’s policy is to record legal fees as incurred.

Litigation and Claims—The Company is obligated under an indemnification agreement entered into with the sellers of Harper Contracting, Inc., Harper Sand and Gravel, Inc., Harper Ready Mix Company, Inc. and Harper Investments, Inc. (collectively, “Harper”) for the sellers’ ownership interests in a joint venture agreement. The Company has the rights to any benefits under the joint venture as well as the assumption of any obligations, but does not own equity interests in the joint venture. The joint venture incurred significant losses on a highway project in Utah, which resulted in requests for funding from the joint venture partners and, ultimately, from the Company. Through September 27, 2014, the Company has funded $8.8 million, of which $4.0 million was funded in 2012 and $4.8 million was funded in 2011. As of September 27, 2014 and December 28, 2013, an accrual of $4.3 million was recorded in other noncurrent liabilities for this matter.

During the ordinary course of business, there may be revisions to project costs and conditions that can give rise to change orders on construction contracts. Revisions can also result in claims made against a customer or subcontractor to recover project variances that have not been satisfactorily addressed through change orders with a customer. As of September 27, 2014 and December 28, 2013, unapproved change orders and claims totaled $3.9 million ($0.5 million in costs and estimated earnings in excess of billings, $1.2 million in accounts receivable and $2.2 million in other assets) and $3.2 million ($0.5 million in costs and estimated earnings in excess of billings and $2.7 million in other assets), respectively.

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

Other—In February 2011, the Company incurred a property loss related to a sunken barge with cement product aboard. During the nine months ended September 28, 2013, the Company recorded a $1.8 million charge for costs to remove the barge from the waterway. As of September 27, 2014 and December 28, 2013, the Company had $0.4 million and $0.9 million, respectively, included in accrued expenses as management’s best estimate of the remaining costs to remove the barge.

In the ordinary course of business, the Company enters into various firm purchase commitments for certain raw materials and services. The terms of the purchase commitments are generally less than one year. Management does not expect any significant changes in the market value of these goods and services during the commitment period that would have a material adverse effect on the financial position, results of operations or liquidity of the Company.

11.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Nine months ended
	September 27, 2014	September 28, 2013
Cash payments:
Interest	$59,179	$45,558
Income taxes	1,345	653

12.	SEGMENT INFORMATION

The Company has determined that it has three operating segments, which are its reportable segments: the West; Central; and East regions. These segments are consistent with the Company’s management reporting structure. Each region’s operations consist of various activities related to the production, distribution and sale of heavy-side construction materials, products and the provision of paving and related services. Assets employed by segment include assets directly identified with those operations. Corporate assets consist primarily of cash, property, plant and equipment for corporate operations and other assets not directly identifiable with a reportable business segment. The accounting policies applicable to each segment are consistent with those used in preparing the consolidated financial statements. The following tables display selected financial data for the Company’s reportable segments:

	Three months ended		Nine months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Revenue:
West region	$211,302	$142,921	$478,432	$322,640
Central region	126,882	115,527	283,541	244,207
East region	56,575	57,815	108,172	111,087

Total revenue	$394,759	$316,263	$870,145	$677,934

	Three months ended		Nine months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Segment profit:
West region	$39,105	$19,175	$71,646	$19,260
Central region	30,820	30,710	59,220	49,892
East region	11,868	13,167	10,462	10,790
Corporate and other	(9,381)	(5,454)	(28,427)	(17,727)

Total reportable segments and corporate	72,412	57,598	112,901	62,215
Interest expense	22,085	14,531	62,555	42,380
Depreciation, depletion, amortization and accretion	23,255	18,552	63,950	54,577

Income (loss) from continuing operations before taxes	$27,072	$24,515	$(13,604)	$(34,742)

	Nine months ended
	September 27, 2014	September 28, 2013
Cash paid for capital expenditures:
West region	$25,496	$17,912
Central region	28,485	26,581
East region	6,590	7,045

Total reportable segments	60,571	51,538
Corporate and other	3,673	2,121

Total capital expenditures	$64,244	$53,659

	Three months ended		Nine months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Depreciation, depletion, amortization and accretion:
West region	$9,155	$6,151	$23,569	$18,443
Central region	9,710	8,756	28,061	25,084
East region	3,984	3,486	11,272	10,848

Total reportable segments	22,849	18,393	62,902	54,375
Corporate and other	406	159	1,048	202

Total depreciation, depletion, amortization and accretion	$23,255	$18,552	$63,950	$54,577

	September 27, 2014	December 28, 2013
Total assets:
West region	$799,319	$383,544
Central region	687,219	657,421
East region	236,033	192,486

Total reportable segments	1,722,571	1,233,451
Corporate and other	23,921	14,343

Total	$1,746,492	$1,247,794

	Three months ended		Nine months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Revenue by product:*
Aggregates	$68,997	$51,454	$160,362	$119,757
Cement	32,729	28,245	66,116	59,160
Ready-mixed concrete	75,429	36,035	189,198	82,447
Asphalt	104,862	87,277	203,944	162,485
Paving and related services	191,049	171,399	390,469	343,346
Other	(78,307)	(58,147)	(139,944)	(89,261)

Total revenue	$394,759	$316,263	$870,145	$677,934

*	Revenue by product includes intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other.

13.	RELATED PARTY TRANSACTIONS

The Company incurred certain management fees due to Blackstone Management Partners L.L.C. (“BMP”) totaling $1.0 million and $3.3 million during the three and nine months ended September 27, 2014, respectively, and $0.8 million and $2.0 million during the three and nine months ended September 28, 2013, respectively. Under the terms of an agreement with Summit Materials Holdings L.P. and BMP, BMP provides monitoring, advisory and consulting services to the Company. In consideration for these services, the Company pays BMP the greater of $300,000 or 2.0% of the Company’s annual consolidated profit, as defined in the agreement. The management fees paid pursuant to this agreement are included in general and administrative expenses.

BMP also undertakes financial and structural analysis, due diligence investigations, corporate strategy and other advisory services and negotiation assistance related to acquisitions for which the Company pays BMP a transaction fee equal to 1.0% of the aggregate enterprise value of any acquired entity or, if such transaction is structured as an asset purchase or sale, 1.0% of the consideration paid for or received in respect of the assets acquired or disposed. Under the terms of the agreement, BMP is permitted to assign, and has assigned, a portion of the fees to which it is entitled to Silverhawk Summit, L.P. and to certain other equity investors. During the three and nine months ended September 27, 2014, the Company paid BMP $0.7 million and $3.5 million, respectively, under this agreement and paid immaterial amounts to Silverhawk Summit, L.P. and to other equity investors. The acquisition-related fees paid pursuant to this agreement are included in transaction costs.

Blackstone Advisory Partners L.P., an affiliate of The Blackstone Group L.P., served as an initial purchaser of $13.0 million principal amount of the notes issued in January 2014 and $5.75 million principal amount of the notes issued in September 2014 and received compensation in connection therewith.

In addition to the fees paid to BMP pursuant to the agreements described above, the Company reimburses BMP for direct expenses incurred, which were not material in the three and nine months ended September 27, 2014 and September 28, 2013.

Cement sales to companies owned by a noncontrolling member of Continental Cement were approximately $4.7 million and $10.9 million during the three and nine months ended September 27, 2014, respectively, and $4.9 million and $10.0 million during the three and nine months ended September 28, 2013, respectively. Accounts receivables due from the noncontrolling member were $0.5 million and $0.2 million as of September 27, 2014 and December 28, 2013, respectively. In addition, as of December 28, 2013, the Company had accrued interest payments of $0.7 million due to a certain noncontrolling member for a related party note, which the Company paid in the first quarter of 2014. The principal balance on the note was repaid in January 2012.

In the nine months ended September 27, 2014, the Company sold certain assets associated with the production of concrete blocks, including inventory and equipment, to a related party for $2.3 million and sold a ready-mixed concrete plant to a related party in exchange for the related party performing the required site reclamation, estimated at approximately $0.2 million.

14.	SENIOR NOTES’ GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

Summit Materials’ domestic wholly-owned subsidiary companies other than Finance Corp. (“Wholly-owned Guarantors”) and its non wholly-owned subsidiary, Continental Cement (“Non-Wholly-owned Guarantor”), are named as guarantors (collectively, the “Guarantors”) of the Senior Notes. Certain other partially-owned subsidiaries, including a subsidiary of Continental Cement, and a non-U.S. entity do not guarantee the Senior Notes (collectively, the “Non-Guarantors”). Summit Materials and Finance Corp. (collectively, the “Issuers”) were co-issuers of the Senior Notes. The Guarantors provide a joint and several, full and unconditional guarantee of the Senior Notes. There are no significant restrictions on Summit Materials ability to obtain funds from any of the Guarantor Subsidiaries in the form of dividends or loans. Additionally, there are no significant restrictions on a Guarantor Subsidiary’s ability to obtain funds from Summit Materials or its direct or indirect subsidiaries.

The following condensed consolidating balance sheets, statements of operations and cash flows are provided for the Issuers, the Non-Wholly-owned Guarantor, the Wholly-owned Guarantors and the Non-Guarantors. Earnings from subsidiaries are included in other income in the condensed consolidated statements of operations below. The financial information may not necessarily be indicative of the financial position, results of operations or cash flows had the guarantor or non-guarantor subsidiaries operated as independent entities.

Condensed Consolidating Balance Sheets

September 27, 2014

	Issuers	Non- Wholly- owned Guarantor	Wholly- owned Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash	$12,936	$3	$1,013	$3,246	$(10,469)	$6,729
Accounts receivable, net	—	13,642	153,938	16,555	(4,807)	179,328
Intercompany receivables	380,918	—	28,098	2,865	(411,881)	—
Cost and estimated earnings in excess of billings	—	—	25,605	937	—	26,542
Inventories	—	6,759	97,111	7,267	—	111,137
Other current assets	3,606	575	10,802	1,194	(20)	16,157

Total current assets	397,460	20,979	316,567	32,064	(427,177)	339,893
Property, plant and equipment, net	6,595	303,031	605,522	31,832	—	946,980
Goodwill	—	23,124	311,130	56,084	—	390,338
Intangible assets, net	—	567	14,464	2,995	—	18,026
Other assets	574,192	21,182	154,370	1,309	(699,798)	51,255

Total assets	$978,247	$368,883	$1,402,053	$124,284	$(1,126,975)	$1,746,492

Liabilities, Redeemable Noncontrolling Interest and Member’s Interest
Current liabilities:
Current portion of debt	$28,187	$1,018	$3,192	$—	$(4,210)	$28,187
Current portion of acquisition-related liabilities	657	—	19,914	—	—	20,571
Accounts payable	5,433	7,778	71,224	7,976	(4,807)	87,604
Accrued expenses	23,868	6,439	63,661	4,034	(10,489)	87,513
Intercompany payables	181,439	13,234	215,412	1,796	(411,881)	—
Billings in excess of costs and estimated earnings	—	—	9,484	49	—	9,533

Total current liabilities	239,584	28,469	382,887	13,855	(431,387)	233,408
Long-term debt	1,062,921	153,827	482,196	—	(636,023)	1,062,921
Acquisition-related liabilities	—	—	41,287	—	—	41,287
Other noncurrent liabilities	839	17,271	66,333	56,907	(55,108)	86,242

Total liabilities	1,303,344	199,567	972,703	70,762	(1,122,518)	1,423,858
Redeemable noncontrolling interest	—	—	—	—	31,820	31,820
Redeemable members’ interest	—	29,146	—	—	(29,146)	—
Total member’s interest	(325,097)	140,170	429,350	53,522	(7,131)	290,814

Total liabilities, redeemable noncontrolling interest and member’s interest	$978,247	$368,883	$1,402,053	$124,284	$(1,126,975)	$1,746,492

Condensed Consolidating Balance Sheets

December 28, 2013

	Issuers	Non- Wholly- owned Guarantor	Wholly- owned Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash	$10,375	$9	$3,442	$3,631	$(2,540)	$14,917
Accounts receivable, net	—	4,587	93,102	3,100	(1,452)	99,337
Intercompany receivables	38,134	3,433	30,787	—	(72,354)	—
Cost and estimated earnings in excess of billings	—	—	10,539	228	—	10,767
Inventories	—	10,402	85,372	658	—	96,432
Other current assets	750	444	11,715	272	—	13,181

Total current assets	49,259	18,875	234,957	7,889	(76,346)	234,634
Property, plant and equipment, net	3,969	301,908	518,935	6,966	—	831,778
Goodwill	—	23,124	102,942	972	—	127,038
Intangible assets, net	—	642	14,505	—	—	15,147
Other assets	296,494	17,973	37,535	1,303	(314,108)	39,197

Total assets	$349,722	$362,522	$908,874	$17,130	$(390,454)	$1,247,794

Liabilities, Redeemable Noncontrolling Interest and Member’s Interest
Current liabilities:
Current portion of debt	$26,010	$1,018	$3,192	$—	$—	$30,220
Current portion of acquisition-related liabilities	2,000	—	8,635	—	—	10,635
Accounts payable	5,455	9,387	57,142	1,572	(1,452)	72,104
Accrued expenses	12,041	9,185	37,342	1,223	(2,540)	57,251
Intercompany payables	—	—	71,556	798	(72,354)	—
Billings in excess of costs and estimated earnings	—	—	8,837	426	—	9,263

Total current liabilities	45,506	19,590	186,704	4,019	(76,346)	179,473
Long-term debt	19,587	154,590	484,590	—	—	658,767
Acquisition-related liabilities	85	—	23,671	—	—	23,756
Other noncurrent liabilities	959	20,306	56,215	—	—	77,480

Total liabilities	66,137	194,486	751,180	4,019	(76,346)	939,476
Redeemable noncontrolling interest	—	—	—	—	24,767	24,767
Redeemable members’ interest	—	23,450	—	—	(23,450)	—
Total member’s interest	283,585	144,586	157,694	13,111	(315,425)	283,551

Total liabilities, redeemable noncontrolling interest and member’s interest	$349,722	$362,522	$908,874	$17,130	$(390,454)	$1,247,794

Condensed Consolidating Statements of Operations

For the three months ended September 27, 2014

	Issuers	Non- Wholly- owned Guarantor	Wholly- owned Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenue	$—	$34,171	$348,785	$22,626	$(10,823)	$394,759

Cost of revenue (excluding items shown separately below)	—	25,603	253,284	17,433	(10,823)	285,497
General and administrative expenses	8,694	1,651	27,418	495	—	38,258
Depreciation, depletion, amortization and accretion	406	3,708	18,618	523	—	23,255

Operating (loss) income	(9,100)	3,209	49,465	4,175	—	47,749
Other (income) expense, net	(43,887)	(945)	(2,679)	(16)	46,119	(1,408)
Interest expense	7,913	2,931	13,416	233	(2,408)	22,085

Income from continuing operations before taxes	26,874	1,223	38,728	3,958	(43,711)	27,072
Income tax benefit	—	—	(1,038)	—	—	(1,038)

Income from continuing operations	26,874	1,223	39,766	3,958	(43,711)	28,110
Income from discontinued operations	—	—	(7)	—	—	(7)

Net income	26,874	1,223	39,773	3,958	(43,711)	28,117
Net income attributable to noncontrolling interest	—	—	—	—	1,243	1,243

Net income attributable to member of Summit Materials, LLC	$26,874	$1,223	$39,773	$3,958	$(44,954)	$26,874

Comprehensive income attributable to member of Summit Materials, LLC	$25,110	$1,223	$39,773	$2,194	$(43,190)	$25,110

Condensed Consolidating Statements of Operations

For the three months ended September 28, 2013

	Issuers	Non- Wholly- owned Guarantor	Wholly- owned Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenue	$—	$29,889	$279,377	$11,238	$(4,241)	$316,263

Cost of revenue (excluding items shown separately below)	—	18,222	205,299	6,003	(4,241)	225,283
General and administrative expenses	1,131	1,779	31,263	360	—	34,533
Depreciation, depletion, amortization and accretion	158	2,922	15,224	248	—	18,552

Operating (loss) income	(1,289)	6,966	27,591	4,627	—	37,895
Other (income) expense, net	(21,541)	(1,219)	(2,734)	7	24,336	(1,151)
Interest expense	—	2,725	12,811	93	(1,098)	14,531

Income from continuing operations before taxes	20,252	5,460	17,514	4,527	(23,238)	24,515
Income tax expense	85	—	1,480	—	—	1,565

Income from continuing operations	20,167	5,460	16,034	4,527	(23,238)	22,950
Loss from discontinued operations	—	—	160	—	—	160

Net income	20,167	5,460	15,874	4,527	(23,238)	22,790
Net income attributable to noncontrolling interest	—	—	—	—	2,623	2,623

Net income attributable to member of Summit Materials, LLC	$20,167	$5,460	$15,874	$4,527	$(25,861)	$20,167

Condensed Consolidating Statements of Operations

For the nine months ended September 27, 2014

	Issuers	Non- Wholly- owned Guarantor	Wholly- owned Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenue	$—	$69,435	$776,502	$43,900	$(19,692)	$870,145

Cost of revenue (excluding items shown separately below)	—	53,229	581,602	30,795	(19,692)	645,934
General and administrative expenses	26,384	5,225	80,938	1,062	—	113,609
Depreciation, depletion, amortization and accretion	1,047	10,484	51,351	1,068	—	63,950

Operating (loss) income	(27,431)	497	62,611	10,975	—	46,652
Other (income) expense, net	(36,161)	(2,303)	(4,233)	29	40,369	(2,299)
Interest expense	21,581	8,788	37,831	289	(5,934)	62,555

(Loss) income from continuing operations before taxes	(12,851)	(5,988)	29,013	10,657	(34,435)	(13,604)
Income tax benefit	(1,427)	—	(1,071)	—	—	(2,498)

(Loss) income from continuing operations	(11,424)	(5,988)	30,084	10,657	(34,435)	(11,106)
Income from discontinued operations	—	—	(356)	—	—	(356)

Net (loss) income	(11,424)	(5,988)	30,440	10,657	(34,435)	(10,750)
Net income attributable to noncontrolling interest	—	—	—	—	674	674

Net (loss) income attributable to member of Summit Materials, LLC	$(11,424)	$(5,988)	$30,440	$10,657	$(35,109)	$(11,424)

Comprehensive (loss) income attributable to member of Summit Materials, LLC	$(12,615)	$(5,170)	$30,440	$8,893	$(34,163)	$(12,615)

Condensed Consolidating Statements of Operations

For the nine months ended September 28, 2013

	Issuers	Non- Wholly- owned Guarantor	Wholly- owned Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenue	$—	$62,688	$594,272	$31,724	$(10,750)	$677,934

Cost of revenue (excluding items shown separately below)	—	46,055	448,655	19,238	(10,750)	503,198
General and administrative expenses	4,027	6,862	98,561	944	—	110,394
Depreciation, depletion, amortization and accretion	202	8,454	45,162	759	—	54,577

Operating (loss) income	(4,229)	1,317	1,894	10,783	—	9,765
Other expense (income), net	30,008	(2,513)	(1,206)	181	(24,343)	2,127
Interest expense	—	8,148	36,906	332	(3,006)	42,380

(Loss) income from continuing operations before taxes	(34,237)	(4,318)	(33,806)	10,270	27,349	(34,742)
Income tax expense (benefit)	85	—	(1,867)	—	—	(1,782)

(Loss) income from continuing operations	(34,322)	(4,318)	(31,939)	10,270	27,349	(32,960)
Loss from discontinued operations	—	—	257	—	—	257

Net (loss) income	(34,322)	(4,318)	(32,196)	10,270	27,349	(33,217)
Net income attributable to noncontrolling interest	—	—	—	—	1,105	1,105

Net (loss) income attributable to member of Summit Materials, LLC	$(34,322)	$(4,318)	$(32,196)	$10,270	$26,244	$(34,322)

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 27, 2014

	Issuers	Non- Wholly- owned Guarantor	Wholly- owned Guarantors	Non- Guarantors	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(36,504)	$(2,408)	$28,727	$668	$(1,319)	$(10,836)

Cash flow from investing activities:
Acquisitions, net of cash acquired	(181,754)	—	(170,187)	—	—	(351,941)
Purchase of property, plant and equipment	(3,674)	(13,472)	(46,575)	(523)	—	(64,244)
Proceeds from the sale of property, plant, and equipment	—	—	9,345	230	—	9,575
Other	—	—	(409)	—	1,166	757

Net cash used for investing activities	(185,428)	(13,472)	(207,826)	(293)	1,166	(405,853)

Cash flow from financing activities:
Proceeds from investment by member	24,350	—	—	1,353	(1,353)	24,350
Net proceeds from debt issuance	657,217	—	—	—	—	657,217
Loans received from and payments made on loans from other Summit Companies	(195,590)	16,383	189,243	(2,113)	(7,923)	—
Payments on long-term debt	(251,062)	(509)	(6,766)	—	—	(258,337)
Payments on acquisition-related liabilities	(1,500)	—	(4,307)	—	—	(5,807)
Financing costs	(8,834)	—	—	—	—	(8,834)
Other	(88)	—	(1,500)	—	1,500	(88)

Net cash provided by (used for) financing activities	224,493	15,874	176,670	(760)	(7,776)	408,501

Net increase (decrease) in cash	2,561	(6)	(2,429)	(385)	(7,929)	(8,188)

Cash — Beginning of period	10,375	9	3,442	3,631	(2,540)	14,917

Cash— End of period	$12,936	$3	$1,013	$3,246	$(10,469)	$6,729

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 28, 2013

	Issuers	Non- Wholly- owned Guarantor	Wholly- owned Guarantors	Non- Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$925	$(3,662)	$(5,118)	$7,978	$—	$123

Cash flow from investing activities:
Acquisitions, net of cash acquired	—	—	(60,913)	—	—	(60,913)
Purchase of property, plant and equipment	(2,120)	(20,265)	(30,184)	(1,090)	—	(53,659)
Proceeds from the sale of property, plant, and equipment	—	—	8,592	50	—	8,642

Net cash used for investing activities	(2,120)	(20,265)	(82,505)	(1,040)	—	(105,930)

Cash flow from financing activities:
Net proceeds from debt issuance	217,681	—	—	—	—	217,681
Loans received from and payments made on loans from other Summit Companies	(100,401)	23,539	84,360	(6,540)	(958)	—
Payments on long-term debt	(111,884)	—	—	—	—	(111,884)
Payments on acquisition-related liabilities	—	—	(4,923)	—	—	(4,923)
Financing costs	(3,291)	—	—	—	—	(3,291)

Net cash provided by (used for) financing activities	2,105	23,539	79,437	(6,540)	(958)	97,583

Net increase (decrease) in cash	910	(388)	(8,186)	398	(958)	(8,224)

Cash — Beginning of period	697	397	30,981	680	(5,324)	27,431

Cash— End of period	$1,607	$9	$22,795	$1,078	$(6,282)	$19,207

15.	SUBSEQUENT EVENTS

On October 3, 2014, the Company acquired the stock of Concrete Supply of Topeka, Inc. and all of the membership interests of Penny’s Concrete and Ready Mix, L.L.C. and Builders Choice Concrete Company of Missouri, L.L.C.

On September 30, 2014, the Company acquired all of the outstanding ownership interests in Colorado County Sand & Gravel Co., L.L.C., a Texas limited liability company, M & M Gravel Sales, Inc., a Texas corporation, Marek Materials Co. Operating, Ltd., a Texas limited partnership, and Marek Materials Co., L.L.C., a Texas limited liability company (collectively “Colorado County S&G”). Colorado County S&G provide aggregates to the West Houston, Texas market.

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

Overview

We are one of the fastest growing heavy-side construction materials companies in the United States. Our materials include aggregates, which we supply across the country with a focus on Texas, Kansas, Kentucky, Missouri and Utah, and cement, which we supply primarily in Missouri, Iowa and Illinois. Within our markets, we offer customers a single-source provider for heavy-side construction materials and related downstream products through our vertical integration. In addition to supplying aggregates to customers, we use our materials internally to produce ready-mixed concrete and asphalt paving mix, which may be sold externally or used in our paving and related services businesses. Our vertical integration creates opportunities to increase aggregates volumes and optimize margin at each stage of production and enables us to provide customers with efficiency gains, convenience and reliability, which we believe gives us a competitive advantage.

Our parent company has received equity commitments of $798.1 million, of which $467.5 million has been deployed. Through the deployed equity and debt financings, we have completed 34 acquisitions, which are organized into eleven operating companies that make up our three distinct operating segments—West, Central and East regions—spanning 17 U.S. states and Vancouver, Canada and 27 metropolitan statistical areas. We believe each of our operating companies has a top three market share position in its local market area achieved through their respective, extensive operating history, averaging over 35 years. Our highly experienced management team, led by our President and Chief Executive Officer, Tom Hill, a 30-year industry veteran, has successfully enhanced the operations of acquired companies by focusing on scale advantages, cost efficiencies and pricing discipline to improve profitability and cash flow.

As of September 27, 2014, we had 2.1 billion tons of proven and probable aggregates reserves serving our aggregates and cement businesses and operated over 200 sites and plants, to which we believe we have adequate road, barge and/or railroad access. From time to time, in connection with certain acquisitions, we engage a third party engineering firm to perform an aggregates reserves audit, but we do not perform annual reserve audits.

We operate in 17 U.S. states and in Vancouver, Canada, and we currently maintain facilities in 15 U.S. states and in Vancouver across our three geographic regions. The map below illustrates our geographic footprint:

Business Trends and Conditions

The U.S. heavy-side construction materials industry is composed of four primary sectors: aggregates; cement; ready-mixed concrete; and asphalt paving mix. Each of these materials is widely used in most forms of construction activity. Competition is limited in part by the distance materials can be transported efficiently, resulting in predominantly local or regional operations. Participants in these sectors typically range from small, privately-held companies focused on a single material, product or markets to multinational companies that offer a wide array of construction materials, products and paving and related services.

Our revenue is derived from multiple end-use markets including private residential and nonresidential construction, as well as public infrastructure construction. Residential and nonresidential construction consists of new construction and repair and remodel markets. The construction sectors in the local economies in which we operate have begun to show signs of recovery. However, we could still be affected by any economic stagnation or decline, which could vary by local region and market. Our sales and earnings are sensitive to national, regional and local economic conditions and particularly to cyclical changes in construction spending, especially in the private sector. From a macroeconomic view, we see positive indicators for the construction sector, including upward trends in housing starts, construction employment and highway obligations. All of these factors should result in increased construction activity in the private sector. However, we do not expect this recovery to be consistent across the United States. Certain markets, such as Texas, are showing greater, more rapid signs of recovery. Increased construction activity in the private sector could lead to increased public infrastructure spending in the relatively near future. Public infrastructure includes spending by federal, state and local governments for roads, highways, bridges, airports and other infrastructure projects. Public infrastructure projects have historically been a relatively stable portion of state and federal budgets. Our acquisitions to date have been primarily focused in states with constitutionally-protected transportation funding sources, which we believe limits our exposure to state and local budgetary uncertainties.

Transportation infrastructure projects, driven by both federal and state funding programs, represent a significant share of the U.S. heavy-side construction materials market. Funding for the federal transportation funding program, Moving Ahead for Progress in the 21st Century (“MAP-21”), expired on September 30, 2014, and any additional funding or successor programs have yet to be approved. We also continue to monitor the status of the Highway Trust Fund. On August 1, 2014, a Highway Trust Fund extension bill was enacted. The bill provides approximately $10.8 billion of funding, which is expected to last until May 2015. With the nation’s infrastructure aging, we expect U.S. infrastructure spending to grow over the long term, and we believe we are well positioned to capitalize on any such increase.

In addition to federal funding, highway construction and maintenance funding is also available through state, county and local agencies. Our five largest states by revenue (Texas, Kansas, Kentucky, Missouri and Utah, which represented approximately 25%, 20%, 17%, 12% and 11%, respectively, of our total revenue in 2013) each have funds whose revenue sources are constitutionally-protected and may only be spent on dedicated for transportation projects.

•	Texas Department of Transportation’s budget from 2014 to 2016 is $25.3 billion.

On November 4, 2014, voters in Texas passed a proposition that will provide between $1.2 billion and $1.7 billion of incremental funding annually to the Texas Department of Transportation. The funds must be used for construction, maintenance, rehabilitation and acquiring right-of-way for public roads.

•	Kansas has a 10-year $8.2 billion highway bill that was passed in May 2010.

•	Kentucky’s biennial highway construction plan has funding of $3.6 billion from July 2014 to June 2016.

•	Missouri has an estimated $0.7 billion in annual construction funding committed to essential road and bridge programs through 2017.

•	Utah’s transportation investment fund has $3.5 billion committed through 2018.

Within many of our markets, state and local governments have taken actions to maintain or grow highway funding during a time of uncertainty with respect to federal funding. For example:

•	On November 4, 2014, voters in Texas passed a proposition that will provide between $1.2 billion and $1.7 billion of incremental funding annually to the Texas Department of Transportation. The funds must be used for construction, maintenance, rehabilitation and acquiring right-of-way for public roads. The Texas legislature recently passed the largest two-year budget in the history of the Texas Department of Transportation (with growth in both new construction and maintenance). In addition, increased energy sector activity in parts of Texas has driven an increase in private construction demand, which we expect to continue. In particular, Austin and Houston, Texas have seen rapid residential demand expansion, which we expect to provide a stimulus for non-residential and public infrastructure demand, as job growth has drawn new residents.

•	Increases in heavy truck registration fees, dedicated sales tax revenue and bond issuances have enabled Kansas to maintain stability in public infrastructure spending.

•	We believe that public infrastructure spending in Kentucky, which comprises the majority of our revenue in the state, will remain consistent in the upcoming years.

•	We expect primarily maintenance-related public demand in Missouri and Utah, both of which have recently completed large spending programs.

Seasonality

In addition to being subject to cyclical changes in the economy, our business is seasonal in nature. Substantially all of our products and services are produced, consumed and performed outdoors. Severe weather, seasonal changes and other weather-related conditions can significantly affect the production and sales volumes of our products. Typically, the highest sales and earnings are in the second and third quarters, and the lowest are in the first and fourth quarters. Winter weather months are generally periods of lower sales as we, and our customers, generally cannot cost-effectively mobilize and demobilize equipment and manpower under adverse weather conditions. Periods of heavy rainfall also adversely affect our work patterns and demand for our products. Our working capital may vary greatly during peak periods, but generally returns to average levels as our operating cycle is completed each fiscal year.

We are subject to commodity price risk with respect to price changes in liquid asphalt and energy, including fossil fuels and electricity for aggregates, cement, ready-mixed concrete and asphalt paving mix production, natural gas for hot mix asphalt production and diesel fuel for distribution vehicles and production related mobile equipment. Liquid asphalt escalator provisions in most of our private and commercial contracts limit our exposure to price fluctuations in this commodity. We often obtain similar escalators on public infrastructure contracts. In addition, we enter into various firm purchase commitments, with terms generally less than one year, for certain raw materials. As a result of the contract escalation clauses and effective use of the firm purchase commitments, commodity prices did not have a material effect on our results of operations in the three and nine months ended September 27, 2014 as compared to the three and nine months ended September 28, 2013.

Backlog

Our products are generally delivered upon receipt of orders or requests from customers, or shortly thereafter. Accordingly, the backlog associated with product sales is converted into revenue within a relatively short period of time. Inventory for products is generally maintained in sufficient quantities to meet rapid delivery requirements of customers. A period over period increase or decrease of backlog does not necessarily result in an improvement or deterioration of our business. Our backlog includes only those products and projects for which we have obtained a purchase order or a signed contract with the customer and does not include products purchased or sold or services awarded and provided within the period.

Our paving and related services backlog represents our estimate of revenue that will be realized under the applicable contracts. We generally include a project in backlog at the time it is awarded and funding is in place. Many of our paving and related services are awarded and completed within one year and therefore may not be reflected in our beginning or ending contract backlog. Historically, we have not been materially adversely affected by contract cancellations or modifications. However, in accordance with applicable contract terms, substantially all contracts in our backlog may be cancelled or modified by our customers.

As a vertically-integrated business, approximately 32% of our aggregates sales volume was further processed and sold as a downstream product, such as ready-mixed concrete or asphalt paving mix, or used in our paving and related services business, and approximately 80% of the asphalt paving mix we sold was installed by our own paving crews during the nine months ended September 27, 2014. The following table sets forth, our backlog as of the indicated dates:

(in thousands)	September 27, 2014	September 28, 2013

Aggregate (in tons)	4,548	4,674
Asphalt (in tons)	2,831	2,441
Ready-mixed concrete (in cubic yards)	199	196
Paving and related services (1)	$395,465	$375,561

(1)	The dollar value of the construction services backlog includes the value of the aggregate and asphalt tons and ready-mixed concrete cubic yards in backlog that are expected to be sourced internally.

Financial Highlights

The principal factors in evaluating our financial condition and operating results for the three and nine months ended September 27, 2014 as compared to September 28, 2013 are:

•	Revenue increased $78.5 million and $192.2 million in the three and nine months ended September 27, 2014, respectively, as a result of pricing and volume increases across our product lines, which includes volume contributions from our acquisitions.

•	Our operating earnings improved $9.9 million and $36.9 million in the three and nine months ended September 27, 2014, respectively. This improvement in earnings was largely driven by price increases in aggregates, cement and asphalt and volume increases in aggregates, ready-mixed concrete and asphalt.

•	In 2014, we increased our long-term debt by $375.0 million with the issuance of additional 10 1⁄2% Senior Notes due January 31, 2020.

Acquisitions

We completed the following acquisitions in 2014 and 2013:

•	On October 3, 2014, we purchased Concrete Supply, which included 10 ready-mixed concrete plants and two sand and gravel sites in Topeka and northeast Kansas, and a ready-mixed concrete plant in western Missouri.

•	On September 30, 2014, we acquired all of the outstanding ownership interests in Colorado County Sand & Gravel Co., L.L.C., a Texas limited liability company, M & M Gravel Sales, Inc., a Texas corporation, Marek Materials Co. Operating, Ltd., a Texas limited partnership, and Marek Materials Co., L.L.C., a Texas limited liability company, which collectively supply aggregates to the west Houston, Texas markets.

•	On September 19, 2014, we acquired all of the membership interests of Southwest Ready Mix, LLC, which included two ready-mixed concrete plants and serves the downtown and southwest Houston, Texas markets.

•	On September 4, 2014, we acquired all of the issued and outstanding shares and certain shareholder notes of Rock Head Holdings Ltd. and B.I.M. Holdings Ltd., which collectively indirectly own all the shares of Mainland Sand and Gravel Ltd. Mainland Sand and Gravel Ltd., based in Surrey, British Columbia, is a supplier of construction aggregates to the Vancouver metropolitan area.

•	On July 29, 2014, we acquired all of the assets of Canyon Redi-Mix, Inc., and CRM Mixers LP. The acquired assets include two ready-mixed concrete plants, which serve the Permian Basin region of West Texas.

•	On June 9, 2014, we acquired all of the membership interests of Buckhorn Materials, LLC, an aggregates quarry in South Carolina, and Construction Materials Group LLC, a sand pit in South Carolina.

•	On March 31, 2014, we acquired all of the stock of Troy Vines, Incorporated, an integrated aggregates and ready-mixed concrete business headquartered in Midland, Texas, which serves the Permian Basin region of West Texas.

•	On January 17, 2014, we acquired certain aggregates and ready-mixed concrete assets of Alleyton in Houston, Texas, which expands our presence in the Texas market.

•	On April 1, 2013, we acquired certain aggregates, ready-mixed concrete and asphalt assets of Lafarge in and around Wichita, Kansas, which expands our footprint in the Wichita market across our lines of business.

•	On April 1, 2013, we acquired the membership interests of Westroc in Utah. The Westroc acquisition expands our market coverage for aggregates and ready-mixed concrete in Utah.

Results of Operations

The following discussion of our results of operations is focused on the key financial measures we use to evaluate the performance of our business from both a consolidated and operating segment perspective. Operating income and margins are discussed in terms of changes in volume, pricing and mix of revenue source (i.e., type of product sales or service revenue). The majority of our service revenue is generated by contracts that extend across multiple reporting periods, for which we account using the percentage of completion method of accounting. Under this method, revenue is recognized as work progresses. Performance on service contracts refers to changes in contract earnings rates during the term of the contract based on revisions to estimates of profit at completion on individual contracts. These revisions result from increases or decreases to the estimated value of the contract and/or the estimated costs required to complete the contract. The following discussion of results of operations provides additional disclosure to the extent that a significant or unusual event causes a material change in the profitability of a contract or groups of contracts.

Operating income reflects our profit from continuing operations after taking into consideration cost of revenue, general and administrative expenses, depreciation, depletion, amortization and accretion and transaction costs. Cost of revenue generally increases ratably with revenue, as labor, transportation costs and subcontractor costs are recorded in cost of revenue. General and administrative costs as a percentage of revenue vary throughout the year due to the seasonality of our business. Considering the percentage of our historic growth that was derived from acquisitions and our focus on infrastructure development (finance, information technology, legal and human resources), annual general and administrative costs historically grew ratably with revenue. However, we expect the growth in general and administrative costs to stabilize in fiscal 2014 and beyond. Also as a result of our revenue growth occurring primarily through acquisitions, depreciation, depletion, amortization and accretion have generally grown ratably with revenue. As volumes increase, we expect these costs, as a percentage of revenue, to decrease. Our transaction costs fluctuate with the number and size of acquisitions consummated each year.

The table below includes revenue and operating income (loss) by segment for the three and nine months ended September 27, 2014 and September 28, 2013.

	Three months ended				Nine months ended
	September 27, 2014		September 28, 2013		September 27, 2014		September 28, 2013
(in thousands)	Revenue	Operating income (loss)	Revenue	Operating income (loss)	Revenue	Operating income (loss)	Revenue	Operating income (loss)
West	$211,302	$29,629	$142,921	$13,048	$478,432	$47,658	$322,640	$2,312
Central	126,882	20,639	115,527	21,779	283,541	30,433	244,207	25,093
East	56,575	6,918	57,815	8,682	108,172	(1,925)	111,087	669
Corporate (1)	—	(9,437)	—	(5,614)	—	(29,514)	—	(18,309)

Total	$394,759	$47,749	$316,263	$37,895	$870,145	$46,652	$677,934	$9,765

(1)	Corporate results primarily consist of compensation and office expenses for employees included in the Company’s headquarters.

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

Adjusted EBITDA reflects an additional way of viewing aspects of our business that, when viewed with our results determined in accordance with U.S. GAAP and the accompanying reconciliation to a U.S. GAAP financial measure included in the table below, may provide a more complete understanding of factors and trends affecting our business. However, it should not be construed as being more important than other comparable U.S. GAAP measures and must be considered in conjunction with the U.S. GAAP measures. In addition, non-GAAP financial measures are not standardized; therefore, it may not be possible to compare such financial measures with other companies’ non-GAAP financial measures having the same or similar names. We strongly encourage investors to review our consolidated interim financial statements in their entirety and not rely on any single financial measure.

The tables below reconcile our net income (loss) to Adjusted EBITDA and present Adjusted EBITDA by segment also referred to as segment profit and used by the chief operating decision maker, along with other factors, to allocate resources, for the three and nine months ended September 27, 2014 and September 28, 2013.

	Three months ended		Nine months ended
Reconciliation of Net Income (Loss) to Adjusted EBITDA	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
(in thousands)
Net income (loss)	$28,117	$22,790	$(10,750)	$(33,217)
Income tax (benefit) expense	(1,038)	1,565	(2,498)	(1,782)
Interest expense	22,085	14,531	62,555	42,380
Depreciation, depletion and amortization	23,032	18,367	63,302	54,040
Accretion	223	185	648	537
(Income) loss from discontinued operations	(7)	160	(356)	257

Adjusted EBITDA	$72,412	$57,598	$112,901	$62,215

Adjusted EBITDA by Segment
(in thousands)
West	$39,105	$19,175	$71,646	$19,260
Central	30,820	30,710	59,220	49,892
East	11,868	13,167	10,462	10,790
Corporate(1)	(9,381)	(5,454)	(28,427)	(17,727)

Adjusted EBITDA	$72,412	$57,598	$112,901	$62,215

(1)	The decrease in Corporate EBITDA in the three and nine months ended September 27, 2014, is due to a $0.9 million and $3.4 million, respectively, increase in transaction fees from the increase in 2014 acquisitions, a $1.0 million and $3.3 million, respectively, increase in monitoring fees paid to our indirect investors, which are based on a percentage of earnings and were allocated as a regional expense in 2013 and an increase in labor costs from the infrastructure development in the prior year.

Consolidated Results of Operations

The table below sets forth our consolidated results of operations for the three and nine months ended September 27, 2014 and September 28, 2013.

	Three months ended		Nine months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
(in thousands)
Revenue	$394,759	$316,263	$870,145	$677,934
Cost of revenue (excluding items shown separately below)	285,497	225,283	645,934	503,198
General and administrative expenses	35,517	33,822	105,872	107,219
Depreciation, depletion, amortization and accretion	23,255	18,552	63,950	54,577
Transaction costs	2,741	711	7,737	3,175

Operating income	47,749	37,895	46,652	9,765
Other income, net	(1,408)	(1,151)	(2,299)	(988)
Loss on debt financings	—	—	—	3,115
Interest expense	22,085	14,531	62,555	42,380

Income (loss) from continuing operations before taxes	27,072	24,515	(13,604)	(34,742)
Income tax (benefit) expense	(1,038)	1,565	(2,498)	(1,782)

Income (loss) from continuing operations	28,110	22,950	(11,106)	(32,960)
(Income) loss from discontinued operations	(7)	160	(356)	257

Net income (loss)	28,117	22,790	(10,750)	(33,217)
Net income attributable to noncontrolling interest	1,243	2,623	674	1,105

Net income (loss) attributable to member of Summit Materials, LLC	$26,874	$20,167	$(11,424)	$(34,322)

Three and nine months ended September 27, 2014 compared to the three and nine months ended September 28, 2013

	Three months ended			Nine months ended
	September 27,	September 28,		September 27,	September 28,
	2014	2013	Variance	2014	2013	Variance
($ in thousands)
Revenue	$394,759	$316,263	24.8%	$870,145	$677,934	28.4%
Operating income	47,749	37,895	26.0%	46,652	9,765	377.7%
Operating margin	12.1%	12.0%		5.4%	1.4%
Adjusted EBITDA	$72,412	$57,598	25.7%	$112,901	$62,215	81.5%

Revenue increased $78.5 million and $192.2 million in the three and nine months ended September 27, 2014, respectively, of which $54.9 million and $147.5 million, respectively, was from increased materials and product sales. We had volume growth in each of our lines of business, driven primarily by the 2014 and 2013 acquisitions and by organic growth. We grew revenue organically by $27.8 million and $63.5 million, or 8.8% and 9.4%, in the three and nine months ended September 27, 2014, respectively.

Detail of consolidated percent changes in sales volumes and pricing in the nine months ended September 27, 2014 from the nine months ended September 28, 2013 were as follows:

	Percentage Change in
	Volume	Pricing
Aggregates	35.1%	2.0%
Cement	2.1%	8.5%
Ready-mixed concrete	122.9%	3.2%
Asphalt	8.7%	(0.8)%

Aggregates and ready-mixed concrete volumes were positively affected by the 2014 and 2013 acquisitions, resulting in increased revenue of $54.4 million and $143.1 million in the three and nine months ended September 27, 2014, respectively. The remaining increase in aggregates and ready-mixed concrete volume was a result of organic growth. The increase in ready-mixed concrete pricing was constrained by different pricing structures across our markets. The majority of the increase in ready-mixed volumes occurred in Texas, which has lower average selling prices than our ready-mixed concrete operations outside of Texas. Our cement volumes increased 2.1% due primarily to a shift in customer mix. Cement pricing improved from an overall market increase and from the customer mix shift. Asphalt volumes increased 8.7%, primarily through organic growth, while product mix contributed to a 0.8% decrease in pricing. The net volume and pricing changes resulted in additional revenue of $157.3 million and $8.9 million, respectively, in the nine months ended September 28, 2014.

Operating income increased $9.9 million and $36.9 million in the three and nine months ended September 27, 2014, respectively. Operating margin, which we define as operating income as a percentage of revenue, in the three and nine months ended September 27, 2014 improved 10 basis points and 400 basis points, respectively, and Adjusted EBITDA increased $14.8 million and $50.7 million, respectively. These profit improvements were driven by the following:

•	Improved pricing in aggregates, cement and ready-mixed concrete and improved volumes across our product lines were the primary drivers of increased profitability. Certain non-recurring adjustments also affecting profitability are described below.

•	A $1.3 million curtailment benefit recognized in the nine months ended September 27, 2014 related to a retiree postretirement benefit plan maintained for certain union employees at our cement plant, which was amended to eliminate all future retiree health and life coverage for the remaining union employees, effective January 1, 2014.

•	A decline in general and administrative costs, as a percentage of revenue, from 10.7% to 9.0% in the third quarter and from 15.8% to 12.2% in the nine months ended September 27, 2014. During 2013, we invested in our infrastructure (finance, information technology, legal and human resources) and expect the growth in general and administrative costs, as a percentage of revenue, to stabilize in 2014 and beyond.

•	A $1.8 million charge was recognized in the nine months ended September 28, 2013 to remove a sunken barge from the Mississippi River. No charges for the barge removal were recognized in 2014.

•	Offsetting these profit improvements were $2.0 million and $4.5 million of increased transaction costs in the three and nine months ended September 27, 2014, respectively, primarily as a result of the six acquisitions made in 2014 and a $4.7 million and $9.4 million, respectively, increase in depreciation primarily driven by acquisitions and capital investments.

•	Contributing to the improvement in Adjusted EBITDA, in 2014, we did not have a refinancing loss compared to a $3.1 million loss on the February 2013 debt repricing.

Other Financial Information

Loss on debt financings

In February 2013, we completed a repricing of our credit facilities, which provide for term loans in an aggregate amount of $422.0 million and revolving credit commitments in an aggregate amount of $150.0 million (the “Senior Secured Credit Facilities”). The repricing reduced our stated term-loan interest rate by 1.0% and provided additional borrowing capacity of $25.0 million. As a result of the repricing, we recognized a loss of $3.1 million for related bank fees in 2013. Fees associated with the $375.0 million of 10 1⁄2% senior notes issued in 2014 were deferred in other non-current assets and are being amortized over the term of the debt as a charge to interest expense.

Interest expense

Interest expense increased $7.6 million and $20.2 million in the three and nine months ended September 27, 2014, respectively, from the comparable periods in 2013, due to the additional $375.0 million of 10 1⁄2% senior notes issued in 2014, which were outstanding for a weighted average of 2.3 months and 6.1 months during the three and nine months ended September 27, 2014.

Segment results of operations

West Region

	Three months ended			Nine months ended
	September 27, 2014	September 28, 2013	Variance	September 27, 2014	September 28, 2013	Variance
($ in thousands)
Revenue	$211,302	$142,921	47.8%	$478,432	$322,640	48.3%
Operating income	29,629	13,048	127.1%	47,658	2,312	1,961.3%
Operating margin	14.0%	9.1%		10.0%	0.7%
Adjusted EBITDA	$39,105	$19,175	103.9%	$71,646	$19,260	272.0%

Revenue in the West region increased approximately 48% in the three and nine months ended September 27, 2014 due primarily to acquisitions and organic volume growth. Approximately 13.8% and 10.7%, respectively, of the West region’s revenue increase was a result of organic growth. Incremental revenue from acquisitions totaled $48.7 million and $121.2 million in the three and nine months ended September 27, 2014, respectively.

In 2014, the West region’s aggregates, ready-mixed concrete and asphalt volumes increased and pricing of aggregates improved. Ready-mixed concrete pricing declined as a result of the 2014 acquisitions in Texas, as ready-mixed concrete prices in the Texas markets are lower than in our markets outside of Texas. Asphalt pricing declined primarily as a result of product mix, with 2014 volumes including a higher percentage of base materials, while underlying prices grew. Net volume and pricing changes resulted in additional revenue of $142.8 million and $0.6 million, respectively in the nine months ended September 27, 2014. The West region’s percent changes in sales volumes and pricing in the nine months ended September 27, 2014 from the nine months ended September 28, 2013 were as follows:

	Percentage Change in
	Volume	Pricing
Aggregates	99.0%	5.3%
Ready-mixed concrete	230.6%	(0.1)%
Asphalt	5.9%	(1.0)%

The West region’s operating income increased $16.6 million and operating margin improved from 9.1% to 14.0% in the three months ended September 27, 2014. In the nine months ended September 27, 2014, the West region’s operating income increased $45.3 million and operating margin more than doubled. The improvement was primarily driven by the 2014 acquisitions in the Houston and Midland/Odessa Texas markets, higher aggregates pricing and organic volume growth.

Adjusted EBITDA increased $19.9 million and $52.4 million in the three and nine months ended September 27, 2014, respectively, primarily due to increases in the pricing of our aggregates and increased volumes in aggregates, ready-mixed concrete and asphalt. The increased volumes were primarily driven by the 2014 acquisitions in the Houston and Midland/Odessa Texas markets and organic volume growth.

Central Region

	Three months ended			Nine months ended
	September 27, 2014	September 28, 2013	Variance	September 27, 2014	September 28, 2013	Variance
($ in thousands)
Revenue	$126,882	$115,527	9.8%	$283,541	$244,207	16.1%
Operating income	20,639	21,779	(5.2)%	30,433	25,093	21.3%
Operating margin	16.3%	18.9%		10.7%	10.3%
Adjusted EBITDA	$30,820	$30,710	0.4%	$59,220	$49,892	18.7%

Revenue in the Central region increased $11.4 million, or 9.8%, and $39.3 million, or 16.1%, in the three and nine months ended September 27, 2014, respectively. All of the revenue growth in the third quarter and 14.1% of the revenue increase in the nine months ended September 27, 2014 was organic growth. Incremental revenue from acquisitions totaled $4.9 million for the nine months ended September 27, 2014. In 2014, volumes increased among all of the Central region’s product lines. The increase in aggregates and asphalt volumes are due to strong, primarily organic, demand in our Kansas markets. Cement volumes increased 2.1% and prices increased 8.5% due to overall price improvements and a shift in customer mix. Cement sales in 2014 included a greater percentage of low volume, or retail, sales, which generally are sold at a higher price than sales to high-volume customers. Customer mix varies each year based on demand in the applicable markets. Overall, product pricing increased, while asphalt pricing declined due to a change in product mix. Net volume and pricing changes resulted in additional revenue of $13.7 million and $10.7 million, respectively, in the nine months ended September 27, 2014.

The Central region’s percent changes in sales volumes and pricing in the nine months ended September 27, 2014 from the nine months ended September 28, 2013 were as follows:

	Percentage Change in
	Volume	Pricing
Aggregates	8.2%	5.5%
Cement	2.1%	8.5%
Ready-mixed concrete	1.4%	7.7%
Asphalt	40.0%	(2.3)%

The Central region’s operating income decreased $1.1 million and operating margin declined 260 basis points in the three months ended September 27, 2014. During the quarter, the Company incurred an additional $2.1 million of repair and maintenance expense and costs associated with the cement plant operating for fewer days in the third quarter of 2014, as compared to the third quarter of 2013 and a $0.8 million impairment charge on inventory. In addition, depreciation increased $1.0 million as a result of the continued investment in the business, including the development of an underground mine, for which we began recognizing depreciation in 2014.

The Central region’s operating income increased $5.3 million and operating margin improved 40 basis points in the nine months ended September 27, 2014. Margin was positively affected by the volume growth in each line of business, synergies realized from the April 1, 2013 acquisition of the Lafarge-Wichita assets, a $1.3 million curtailment benefit recognized in the nine months ended September 27, 2014 related to a retiree postretirement benefit plan maintained for certain union employees and a $1.8 million charge recognized in the nine months ended September 28, 2013 to remove a sunken barge from the Mississippi River. These profit improvements were somewhat offset by increased repair and maintenance expense at the cement plant, a $0.8 million impairment charge on inventory and a $3.0 million increase in depreciation as a result of the continued investment in the business, including the development of an underground mine, for which we began recognizing depreciation in 2014.

Adjusted EBITDA improved $0.1 million and $9.3 million in the three and nine months ended September 27, 2014, respectively, as a result of increased volumes, improved pricing, realized synergies and the curtailment benefit and a barge removal cost recognized in 2013. In addition, during the nine months ended September 28, 2013, we realized a $0.6 million loss on debt financing. These profit improvements were somewhat offset in the third quarter by increased repair and maintenance expense at the cement plant and a $0.8 million impairment charge on inventory.

East Region

	Three months ended			Nine months ended
	September 27, 2014	September 28, 2013	Variance	September 27, 2014	September 28, 2013	Variance
($ in thousands)
Revenue	$56,575	$57,815	(2.1)%	$108,172	$111,087	(2.6)%
Operating income (loss)	6,918	8,682	(20.3)%	(1,925)	669	(387.7)%
Operating margin	12.2%	15.0%		(1.8)%	0.6%
Adjusted EBITDA	$11,868	$13,167	(9.9)%	$10,462	$10,790	(3.0)%

The East region’s revenue decreased 2.1% and 2.6% in the three and nine months ended September 27, 2014, respectively. Volumes and pricing were mixed in the East region due to a shift in product mix that drove a 0.9% increase in aggregates pricing and a 1.7% increase in asphalt pricing, but aggregate volumes were unchanged and asphalt volumes were down 0.5%. Net volume changes resulted in a $0.1 million decrease in revenue and the price increases resulted in a $0.8 million increase in revenue in the nine months ended September 27, 2014. The remaining decrease in revenue related to paving and related services business as we continue to exit low margin projects. The East region’s percent changes in sales volumes and pricing in the nine months ended September 27, 2014 from the nine months ended September 28, 2013 were as follows:

	Percentage Change in
	Volume	Average Selling Pricing
Aggregates	0.0%	0.9%
Asphalt	(0.5)%	1.7%

The East region’s operating income (loss), operating margin and Adjusted EBITDA were all down from 2013. Profit was affected by higher costs to clear land for additional mining (“stripping costs”) and lower production output in aggregates. The East region’s stripping activities are performed on a three year cycle and 2014 is the year in which significant stripping costs are incurred.

Liquidity and Capital Resources

Our primary sources of liquidity include cash on-hand, cash provided by our operations and amounts available for borrowing under our credit facilities. As of September 27, 2014, we had $6.7 million in cash and working capital of $134.8 million as compared to cash and working capital of $14.9 million and $85.4 million, respectively, at December 28, 2013. Working capital is calculated as current assets less current liabilities, excluding the current portion of long-term debt. The current portion of long-term debt is excluded from our working capital calculation as the borrowed amounts are often used to fund acquisitions, rather than used to fund operations. There were no restricted cash balances as of September 27, 2014 or December 28, 2013. Our remaining borrowing capacity on our senior secured revolving credit facility as of September 27, 2014 was $102.7 million, which is net of $23.3 million of outstanding letters of credit, and is fully available to us within the terms and covenant requirements of our credit agreement.

Given the seasonality of our business, we typically experience significant fluctuations in working capital needs and balances throughout the year. Our working capital requirements generally increase during the first half of the year as we build up inventory and focus on repair and maintenance and other set-up costs for the upcoming season. Working capital levels then decrease as the construction season winds down and we enter the winter months, which is when we see significant inflows of cash from the collection of receivables. For example, net cash provided by operating activities in the nine months ended September 28, 2013 was $0.1 million, compared to full year 2013 net cash provided by operating activities of $66.4 million. Net cash used for operating activities in the nine months ended September 27, 2014 was $11.4 million.

We believe we have access to sufficient financial resources from our liquidity sources to fund our business and operations, including contractual obligations, capital expenditures and debt service obligations, for at least the next twelve months. Our growth strategy contemplates future acquisitions for which we believe we have sufficient access to capital. As of September 27, 2014, we had approximately $330.6 million of funding commitments outstanding from our equity sponsors.

Indebtedness

Please refer to the notes to the consolidated interim financial statements for detailed information about our long-term debt and senior secured revolving credit facility, scheduled maturities of long-term debt and affirmative and negative covenants, including the maximum allowable consolidated first lien net leverage and interest coverage ratios. As of September 27, 2014, the Company was in compliance with all debt covenants.

At September 27, 2014 and December 28, 2013, $1,041.7 million and $695.9 million, respectively, of total debt, without giving effect to original issuance discount or premium, were outstanding under our respective debt agreements. Summit Materials and its wholly-owned subsidiary, Finance Corp, have issued $625.0 million aggregate principal amount of 10 1⁄2% Senior Notes due January 31, 2020 (the “Senior Notes”) under an indenture dated as of January 30, 2012 (as amended and supplemented, the

“Indenture”). We initially issued $250.0 million of Senior Notes on January 30, 2012. We issued an additional $260.0 million and $115.0 million of Senior Notes on January 17, 2014 and September 8, 2014, respectively, receiving aggregate proceeds of $409.3 million, before payment of fees and expenses. The proceeds from the January and September 2014 issuances were used for the purchases of Alleyton and Mainland, to make payments on the senior secured revolving facility and for general corporate purposes.

In addition to the Senior Notes, Summit Materials’ Senior Secured Credit Facilities provide for term loans in an aggregate amount of $422.0 million and credit commitments under the senior secured revolving facility in an aggregate amount of $150.0 million. Summit Materials’ domestic wholly-owned subsidiary companies and its non wholly-owned subsidiary, Continental Cement, are named as guarantors of the Senior Notes and the Senior Secured Credit Facilities. Certain other partially-owned subsidiaries, including a subsidiary of Continental Cement, and the Canadian subsidiary, Mainland, do not guarantee the Senior Notes. The Company has pledged substantially all of its assets as collateral for the Senior Secured Credit Facilities.

Cash Flows

The following table summarizes our net cash used for or provided by operating, investing and financing activities and our capital expenditures in the nine months ended September 27, 2014 and September 28, 2013:

	Nine months ended
(in thousands)	September 27, 2014	September 28, 2013
Net cash (used for) provided by
Operating activities	$(10,836)	$123
Investing activities	(405,853)	(105,930)
Financing activities	408,501	97,583
Cash paid for capital expenditures	$(64,244)	$(53,659)

Operating activities

During the nine months ended September 27, 2014, cash used in operating activities was $10.8 million primarily as a result of:

•	Net loss of $10.8 million, adjusted for $69.0 million of non-cash expenses, including $68.0 million of depreciation, depletion, amortization and accretion.

•	An increase in accounts receivable and costs and estimated earnings in excess of billings of $69.5 million. In conjunction with the seasonality of our business, the majority of our sales occur in the spring, summer and fall and we typically incur an increase in accounts receivable (net billed and unbilled) during the second and third quarters of each year. This amount is typically converted to cash in the fourth and first quarters.

•	Additional investment in inventory of $3.8 million consistent with the seasonality of our business for which our inventory levels typically decrease in the fourth quarter in preparation for the winter slowdown and are then increased during the second quarter in preparation for the increased sales volumes in the spring and summer.

•	The timing of payments associated with accounts payable and accrued expenses utilized $12.0 million of cash in conjunction with the build-up of inventory levels and incurrence of repairs and maintenance costs to ready the business for increased sales volumes in the summer and fall. In addition, we made $57.8 million of interest payments in the nine months ended September 27, 2014.

During the nine months ended September 28, 2013, cash provided by operating activities was $0.1 million primarily as a result of:

•	Net loss of $33.2 million, adjusted for $69.0 million of non-cash expenses, including $56.8 million of depreciation, depletion, amortization and accretion and $7.7 million of losses on asset dispositions.

•	An increase in accounts receivable and costs and estimated earnings in excess of billings of $40.6 million and a decrease in billings in excess of costs and estimated earnings of $2.4 million consistent with the seasonality of our business.

•	The timing of payments associated with accounts payable and accrued expenses provided $9.9 million of cash in conjunction with the build-up of inventory levels and incurrence of repairs and maintenance. These cash inflows were affected by increased interest payments. In the nine months ended September 28, 2013, we made interest payments of $45.6 million.

Investing activities

During the nine months ended September 27, 2014, cash used for investing activities was $405.9 million, $351.9 million of which related to the 2014 acquisitions of Alleyton, Troy Vines, Buckhorn Materials, Southwest Ready Mix, Colorado Country S&G and Mainland. In addition, we invested $64.2 million in capital expenditures, offset by $9.6 million of proceeds from asset sales.

During the nine month period ended September 28, 2013, cash used for investing activities was $105.9 million, $60.9 million of which related to the April 1, 2013 acquisitions of certain assets of Lafarge in and around Wichita, Kansas and all of the membership interests of Westroc. In addition, we invested $53.7 million in capital expenditures, offset by $8.6 million of proceeds from asset sales.

Financing activities

During the nine months ended September 27, 2014, cash provided by financing activities was $408.5 million, which was primarily composed of $398.9 million of net borrowings on debt. The Company issued $375.0 million of Senior Notes in 2014 at a premium, receiving $409.3 million of aggregate proceeds. The funds from the borrowings were primarily used to purchase Alleyton and Mainland, make payments on the revolving credit facility and for general corporate purposes. In addition, we received contributions from our sole member of $24.4 million and made $5.8 million of payments on our acquisition related liabilities in the nine months ended September 27, 2014.

During the nine months ended September 28, 2013, cash provided by financing activities was $97.6 million, which was primarily composed of $105.8 million net borrowings on the Senior Secured Credit Facilities, including proceeds from the February 2013 repricing transaction, through which our outstanding borrowings increased $25.0 million. Approximately $60.9 million of the funds from the borrowings were used on April 1, 2013 to purchase certain assets of Lafarge in and around Wichita, Kansas and of Westroc near Salt Lake City, Utah. The remaining funds have been used to fund seasonal working capital fluctuations. In addition, we made $4.9 million of payments on our acquisition related liabilities in the nine months ended September 28, 2013.

Cash paid for capital expenditures

We expended approximately $64.2 million in capital expenditures in the nine months ended September 27, 2014 compared to $53.7 million in the nine months ended September 28, 2013. The 2014 capital expenditures include continued development of an underground mine to extract limestone on our Hannibal, Missouri property where our cement plant is located ($5.0 million), which was substantially completed in 2014, $2.6 million of land purchases in Kansas and Kentucky and various other pieces of equipment and rolling stock.

We estimate that we will incur between $80.0 million and $85.0 million in capital expenditures in 2014, which we have funded or expect to fund through cash on hand, cash from operations, outside financing arrangements and available borrowings under our Senior Secured Credit Facilities. In 2014, we expect to continue investing in Texas, including approximately $6.0 million on installation of a new sand and gravel processing plant near Houston, Texas and $5.9 million to complete the underground mine at our cement plant, which we expect to provide us with access to over 200 years of proven and probable limestone reserves.

Commitments and contingencies

We are party to certain legal actions arising from the ordinary course of business activities. Accruals are recorded when the outcome is probable and can be reasonably estimated. While the ultimate results of claims and litigation cannot be predicted with certainty, management expects that the ultimate resolution of all current pending or threatened claims and litigation will not have a material effect on the Company’s consolidated results of operations, financial position or liquidity.

We are obligated under an indemnification agreement entered into with the sellers of Harper Contracting, Inc., Harper Sand and Gravel, Inc., Harper Ready Mix Company, Inc. and Harper Investments, Inc. (collectively, “Harper”) for the sellers’ ownership interests in a joint venture agreement. We have the rights to any benefits under the joint venture as well as the assumption of any obligations, but do not own equity interests in the joint venture. The joint venture has incurred significant losses on a highway project in Utah, which have resulted in requests for funding from the joint venture partners and, ultimately, from us. Through September 27, 2014, we have funded $8.8 million, $4.0 million was funded in 2012 and $4.8 million was funded in 2011. As of September 27, 2014 and December 28, 2013, an accrual of $4.3 million was recorded in other noncurrent liabilities for this matter.

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

Off-Balance sheet arrangements

As of September 27, 2014, we had no material off-balance sheet arrangements.

New Accounting Standards

In May 2014, the FASB issued a new accounting standard to improve and converge the financial reporting requirements for revenue from contracts with customers. Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, prescribes a five-step model for revenue recognition that will replace most existing revenue recognition guidance in U.S. GAAP. The ASU will supersede nearly all existing revenue recognition guidance under U.S. GAAP and provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption and will become effective for the Company in the first quarter of 2017. Early adoption is prohibited. Management is currently assessing the effect that the adoption of this standard will have on the consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” This ASU is effective for fiscal years beginning on or after December 15, 2014, and interim periods within that annual period, with early adoption permitted. We adopted this standard in 2014 with no material effect on our consolidated financial statements.

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

Management has considered the current economic environment and its potential effect to our business. Demand for aggregates products, particularly in the residential and nonresidential construction markets, could decline if companies and consumers are unable to obtain financing for construction projects or if an economic recession causes delays or cancellations to capital projects. Additionally, declining tax revenue and state budget deficits have negatively affected states’ abilities to finance infrastructure construction projects. In the three and nine months ended September 27, 2014, there have been no material changes in our market risk exposures since December 28, 2013. For a discussion of quantitative and qualitative disclosures about market risk, please refer to the Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 27, 2014. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 27, 2014, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

We are party to certain legal actions arising from the ordinary course of business activities. Accruals are recorded when the outcome is probable and can be reasonably estimated. While the ultimate results of claims and litigation cannot be predicted with certainty, management expects that the ultimate resolution of all current pending or threatened claims and litigation will not have a material effect on the Company’s consolidated results of operations, financial position or liquidity.

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

We are not presently aware that we and our subsidiaries knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the quarter ended September 27, 2014.

ITEM 6.	EXHIBITS

3.1	Certificate of Formation of Summit Materials, LLC, as amended (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4, filed on March 27, 2013 (File No. 333-187556)).

3.2	Amended and Restated Limited Liability Company Agreement of Summit Materials, LLC (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4, filed on March 27, 2013 (File No. 333-187556)).

4.1	Fourth Supplemental Indenture, dated as of July 30, 2014, among Buckhorn Materials, LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed on August 6, 2014 (File No. 333-187556).

4.2	Fifth Supplemental Indenture, dated as of September 2, 2014, by and among Summit Materials, LLC, Summit Materials Finance Corp., the subsidiary guarantors named on the signature pages thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, filed on September 9, 2014 (File No. 333-187556)).

4.3	Sixth Supplemental Indenture, dated as of September 8, 2014, by and among Summit Materials, LLC, Summit Materials Finance Corp., the subsidiary guarantors named on the signature pages thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, filed on September 9, 2014 (File No. 333-187556)).

4.4	Registration Rights Agreement, dated as of September 8, 2014, among the registrant, Summit Materials Finance Corp., the guarantors named therein, Merrill Lynch, Pierce, Fenner & Smith Incorporated and the several other initial purchasers (incorporated by reference to Exhibit 4.5 to the current report on Form 8-K, filed September 9, 2014 (File No. 333-187556)).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1*	Mine Safety Disclosures.

99.1*	Section 13(r) Disclosure.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

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

SUMMIT MATERIALS, LLC

Date: November 6, 2014	By:	/s/ Thomas W. Hill
Thomas W. Hill
Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2014	By:	/s/ Brian J. Harris
Brian J. Harris
Chief Financial Officer (Principal Financial and Accounting Officer)