Form 10-K
period 2014-12-27
Summit Materials, LLC
filed 2015-02-23
CIK 1571371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2014

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 23, 2015, 100% of the registrant’s outstanding limited liability company interests were held by Summit Materials Intermediate Holdings, LLC.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (this “report”) contains “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. Forward-looking statements include all statements that do not relate solely to historical or current facts, and you can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “trends,” “plans,” “estimates,” “projects” or “anticipates” or similar expressions that concern our strategy, plans, expectations or intentions. All non-historical statements such as those relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, it is very difficult to predict the effect of known factors, and it is impossible to anticipate all factors that could affect our actual results.

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

CERTAIN DEFINITIONS

As used in this report, unless otherwise noted or the context otherwise requires:

•	“We,” “our,” “us,” and “the Company” refer to Summit Materials, LLC and its subsidiaries as a combined entity;

•	“Summit Holdings” refers only to Summit Materials Holdings L.P., our indirect parent entity;

•	“Summit Materials” refers only to Summit Materials, LLC and not its subsidiaries;

•	“Finance Corp.” refers only to Summit Materials Finance Corp., a wholly-owned indirect subsidiary of Summit Materials;

•	“Cornejo” refers collectively to Cornejo & Sons, L.L.C., C&S Group, Inc., Concrete Materials Company of Kansas, LLC and Cornejo Materials, Inc.;

•	“Harper Contracting” refers collectively to substantially all the assets of Harper Contracting, Inc., Harper Sand and Gravel, Inc., Harper Excavating, Inc., Harper Ready Mix Company, Inc. and Harper Investments, Inc.;

•	“Altaview Concrete” refers collectively to Altaview Concrete, LLC, Peak Construction Materials, LLC, Peak Management, L.C. and Wasatch Concrete Pumping, LLC;

•	“RK Hall” refers collectively to R.K. Hall Construction, Ltd., RHMB Capital, L.L.C., Hall Materials, Ltd., B&H Contracting, L.P., RKH Capital, L.L.C. and SCS Materials, L.P.;

•	“B&B” refers collectively to B&B Resources, Inc., Valley Ready Mix, Inc. and Salt Lake Sand & Gravel, Inc.;

•	“Industrial Asphalt” refers collectively to Industrial Asphalt, LLC, Asphalt Paving Company of Austin, LLC, KBDJ, L.P. and all the assets of Apache Materials Transport, Inc.;

•	“Ramming Paving” refers collectively to J.D. Ramming Paving Co., LLC, RTI Hot Mix, LLC, RTI Equipment Co., LLC and Ramming Transportation Co., LLC;

•	“Norris” refers to Norris Quarries, LLC;

•	“Kay & Kay” refers to certain assets of Kay & Kay Contracting, LLC;

•	“Sandco” refers to certain assets of Sandco Inc.;

•	“Lafarge” refers to Lafarge North America, Inc.;

•	“Westroc” refers to Westroc, LLC;

•	“Alleyton” refers collectively to Alleyton Resource Company, LLC, Alcomat, LLC and Alleyton Services Company, LLC, the surviving entities from the acquisition of Alleyton Resource Corporation, Colorado Gulf, LP and certain assets of Barten Shephard Investments, LP;

•	“Troy Vines” refers to Troy Vines, Incorporated;

•	“Buckhorn Materials” refers to Buckhorn Materials, LLC, which is the surviving entity from the acquisition of Buckhorn Materials LLC and Construction Materials Group LLC;

•	“Canyon Redi-Mix” refers collectively to Canyon Redi-Mix, Inc. and CRM Mixers LP;

•	“Mainland” refers to Mainland Sand & Gravel ULC, which is the surviving entity from the acquisition of Rock Head Holdings Ltd., B.I.M. Holdings Ltd., Carlson Ventures Ltd., Mainland Sand and Gravel Ltd. and Jamieson Quarries Ltd.;

•	“Southwest Ready Mix” refers to Southwest Ready Mix, LLC;

•	“Colorado County S&G” refers to Colorado County Sand & Gravel Co., L.L.C., which is the surviving entity from the acquisition of Colorado County Sand & Gravel Co., L.L.C, M & M Gravel Sales, Inc., Marek Materials Co. Operating, Ltd. and Marek Materials Co., L.L.C.;

•	“Concrete Supply” refers to Concrete Supply of Topeka, Inc., Penny’s Concrete and Ready Mix, L.L.C. and Builders Choice Concrete Company of Missouri, L.L.C.;

•	“Blackstone” refers to investment funds associated with or designated by The Blackstone Group L.P. and its affiliates;

•	“Silverhawk” refers to certain investment funds affiliated with Silverhawk Summit, L.P.; and

•	“Sponsors” refers to Blackstone and Silverhawk.

Unless otherwise stated or the context otherwise requires, all references to years refer to our fiscal year.

PART I

Item 1.	BUSINESS.

Overview

We are one of the fastest growing construction materials companies in the United States, with a 197% increase in revenue between the year ended December 31, 2010 and the year ended December 27, 2014, as compared to an average increase of approximately 38% in revenue reported by our competitors over the same period. Our materials include aggregates, which we supply across the country, with a focus on Texas, Kansas, Kentucky, Utah and Missouri, and cement, which we supply primarily in Missouri, Iowa and Illinois. Within our markets, we offer customers a single-source provider for construction materials and related downstream products through our vertical integration. In addition to supplying aggregates to customers, we use our materials internally to produce ready-mixed concrete and asphalt paving mix, which may be sold externally or used in our paving and related services businesses. Our vertical integration creates opportunities to increase aggregates volumes and optimize margin at each stage of production and enables us to provide customers with efficiency gains, convenience and reliability, which we believe gives us a competitive advantage.

Since our first acquisition more than five years ago, we have rapidly become a major participant in the U.S. construction materials industry. We believe that, by volume, we are a top 10 aggregates supplier, a top 25 cement producer and a major producer of ready-mixed concrete and asphalt paving mix. Our revenue in 2014 was $1.2 billion with a net loss of $6.3 million. Our proven and probable aggregates reserves were 2.1 billion tons as of December 27, 2014. In 2014, we sold 25.4 million tons of aggregates, 1.0 million tons of cement, 2.8 million cubic yards of ready-mixed concrete and 4.3 million tons of asphalt paving mix across our more than 200 sites and plants.

The rapid growth we have achieved over the last five years has been due in large part to our acquisitions, which we funded with equity commitments that our Sponsors and certain other investors made to Summit Holdings together with debt financing. During this period, we witnessed a cyclical decline and slow recovery in the private construction market and nominal growth in public infrastructure spending. However, the private construction market is beginning to rebound, which we believe signals the outset of a strong growth period in our industry and end markets. We believe we are well positioned to capitalize on this anticipated recovery in order to grow our business and reduce our leverage over time. As of December 27, 2014, our total indebtedness was approximately $1,064.9 million.

The private construction market includes residential and nonresidential new construction and the repair and remodel market. According to the National Association of Home Builders, the number of total housing starts in the United States, a leading indicator for our residential business, is expected to grow 57% from 2013 to 2016. In addition, the Portland Cement Association (“PCA”) projects that spending in private nonresidential construction will grow 26% over the same period. The private construction market represented 56% of our revenue in 2014.

Public infrastructure, which includes spending by federal, state and local governments for roads, highways, bridges, airports and other public infrastructure projects, has been a relatively stable portion of government budgets providing consistent demand to our industry and is projected by the PCA to grow approximately 3% from 2013 to 2016. With the nation’s infrastructure aging, we expect U.S. infrastructure spending to grow over the long term, and we believe we are well positioned to capitalize on any such increase. Despite this projected growth, we do not believe it will be consistent across the United States, but will instead be concentrated in certain regions. The public infrastructure market represented 44% of our revenue in 2014.

In addition to the anticipated growth in our end markets, we expect higher volume and pricing in our core product categories. The PCA estimates that cement consumption will increase approximately 30% from 2013 to 2016, reflecting rising demand in the major end markets. At the same time, we believe that cement pricing will be driven higher by tightening production capacity in the United States, where the PCA projects consumption will exceed domestic cement capacity by 2017 driven by both increasing demand and by other capacity constraints arising from the U.S. Environmental Protection Agency’s (“EPA”) National Emission Standards for Hazardous Air Pollutants (“NESHAP”) regulation for Portland Cement Plants (“PC-MACT”), with which compliance is generally required in 2015. Favorable market dynamics can also be seen in aggregates, where volumes decreased from 3.1 billion tons in 2006 to an estimated 2.1 billion tons in 2013, a 34% decline that has been offset by growth in the average price per ton, which increased from $7.37 in 2006 to an estimated $8.94 in 2013, a 21% increase, according to the U.S. Geological Survey. Consistent with these market trends, our cement and aggregates average pricing increased 6% and 2%, respectively, from the year ended December 31, 2010 to the year ended December 27, 2014.

Historically, we have sought to supplement organic growth potential with acquisitions, by strategically targeting attractive, new markets or expanding in existing markets. We consider population trends, employment rates, competitive landscape, private construction outlook, public funding and various other factors prior to entering a new market. In addition to analyzing macroeconomic data, we seek to establish a top position in our local markets, which we believe supports our achieving sustainable organic growth and attractive returns. This positioning provides local economies of scale and synergies, which benefit our pricing, costs and profitability. We believe that each of our operating companies has a top three market share position in its local market.

Our acquisition strategy to date has helped us to achieve scale and rapid growth, and we believe that significant opportunities remain for growth through acquisition. We estimate that approximately 65% of the U.S. construction materials market is privately owned. From this group, our senior management team maintains contact with over 300 private companies. These long-standing relationships, cultivated over decades, have been the primary source for our past acquisitions and, we believe, will be a key driver of our future growth. We believe the value proposition we offer to potential sellers has made us a buyer of choice and has enabled us to largely avoid competitive auctions and instead negotiate directly with sellers at attractive valuations.

Our Regional Platforms

We currently operate across 17 U.S. states and in British Columbia, Canada through our three regional platforms that make up our operating segments: West; Central; and East. Each of our operating businesses has its own management team that, in turn, reports to a regional president who is responsible for overseeing the operating businesses, developing growth opportunities, implementing best practices and integrating acquired businesses. Acquisitions are an important element of our strategy, as we seek to enhance value through increased scale and cost savings within local markets.

•	West Region: Our West region includes operations in Texas, the Mountain states of Utah, Colorado, Idaho and Wyoming and in British Columbia, Canada where we supply aggregates, ready-mixed concrete, asphalt paving mix and paving and related services. As of December 27, 2014, the West region controlled approximately 0.7 billion tons of proven and probable aggregates reserves and $362.4 million of hard assets. During the year ended December 27, 2014, approximately 55% of our revenue was generated in the West region. In 2014, we continued to expand the West region, with significant growth in Texas through key acquisitions as well as the establishment of a new platform in British Columbia, Canada with our September acquisition of Mainland.

•	Central Region: Our Central region extends across the Midwestern United States, most notably in Kansas, Missouri, Nebraska, Iowa and Illinois, where we supply aggregates, cement, ready-mixed concrete, asphalt paving mix and paving and related services. As of December 27, 2014, the Central region controlled approximately 0.9 billion tons of proven and probable aggregates reserves, approximately 0.4 billion of which serve its cement business, and $539.9 million of hard assets. During the year ended December 27, 2014, approximately 33% of our revenue was generated in the Central region.

Our cement plant, commissioned in 2008, is a highly efficient, technologically advanced, integrated manufacturing and distribution system strategically located near Hannibal, Missouri, 100 miles north of St. Louis along the Mississippi River. We utilize an on-site solid and liquid waste fuel processing facility, which can reduce the plant’s fuel costs by up to 50% and is one of only 12 facilities in the United States with such capabilities. Our cement business primarily serves markets in Missouri, Iowa and Illinois.

•	East Region: Our East region serves markets in Kentucky, South Carolina, North Carolina, Tennessee and Virginia, where we supply aggregates, asphalt paving mix and paving and related services. As of December 27, 2014, the East region controlled approximately 0.5 billion tons of proven and probable aggregates reserves and $152.8 million of hard assets. During the year ended December 27, 2014, approximately 12% of our revenue was generated in the East region.

Acquisition History

The following table lists acquisitions we have completed since August 2009:

Company	Date of Acquisition	Region
Hamm, Inc.	August 25, 2009	Central
Hinkle Contracting Company, LLC	February 1, 2010	East
Cornejo	April 16, 2010	Central
Elmo Greer & Sons, LLC	April 20, 2010	East
Continental Cement	May 27, 2010	Central
Harshman Construction L.L.C. and Harshman Farms, Inc.	June 15, 2010	Central
South Central Kentucky Limestone, LLC	July 23, 2010	East
Harper Contracting	August 2, 2010	West
Kilgore Pavement Maintenance, LLC and Kilgore Properties, LLC	August 2, 2010	West
Con-Agg of MO, L.L.C.	September 15, 2010	Central
Altaview Concrete	September 15, 2010	West
EnerCrest Products, Inc.	September 28, 2010	West
RK Hall	November 30, 2010	West
Triple C Concrete, Inc.	January 14, 2011	West
Elam Construction, Inc.	March 31, 2011	West
Bourbon Limestone Company	May 27, 2011	East
Fischer Quarries, L.L.C.	May 27, 2011	Central
B&B	June 8, 2011	West
Grand Junction Concrete Pipe, Inc.	June 10, 2011	West
Industrial Asphalt	August 2, 2011	West
Ramming Paving	October 28, 2011	West
Norris	February 29, 2012	Central
Kay & Kay	October 5, 2012	East
Sandco	November 30, 2012	West
Lafarge	April 1, 2013	Central
Westroc	April 1, 2013	West
Alleyton	January 17, 2014	West
Troy Vines	March 31, 2014	West
Buckhorn Materials	June 9, 2014	East
Canyon Redi-Mix	July 29, 2014	West
Mainland	September 4, 2014	West
Southwest Ready Mix	September 19, 2014	West
Colorado County S&G	September 30, 2014	West
Concrete Supply	October 3, 2014	Central

Our End Markets

Residential Construction. Residential construction includes single family houses and multi-family units such as apartments and condominiums. Demand for residential construction is influenced by employment prospects, new household formation and mortgage interest rates. In recent years, foreclosures have resulted in an oversupply of available houses, which had dampened the demand for new residential construction in many markets in the United States. However, employment prospects have improved, foreclosure rates have stabilized and demand has begun to grow, although the rate of growth is inconsistent across the United States.

Nonresidential Construction. Nonresidential construction encompasses all privately financed construction other than residential structures. Demand for nonresidential construction is driven by population and economic growth. Population growth spurs demand for stores, shopping centers and restaurants. Economic growth creates demand for projects such as hotels, office buildings, warehouses and factories. The supply of nonresidential construction projects is affected by interest rates and the availability of credit to finance these projects.

Public Infrastructure Construction. Public infrastructure construction includes spending by federal, state and local governments for highways, bridges, airports, schools, public buildings and other public infrastructure projects. Public infrastructure spending has historically been more stable than private sector construction. We believe that public infrastructure spending is less sensitive to interest rate changes and economic cycles and often is supported by multi-year federal and state legislation and programs. A significant portion of our revenue is derived from public infrastructure projects. As a result, the supply of federal and state funding for public infrastructure highway construction significantly affects our public infrastructure end-use business.

In the past, public infrastructure sector funding was underpinned by a series of six-year federal highway authorization bills. Federal funds are allocated to the states, which are required to match a portion of the federal funds they receive. Federal highway spending uses funds predominantly from the Federal Highway Trust Fund, which derives its revenue from taxes on diesel fuel, gasoline and other user fees. The dependability of federal funding allows the state departments of transportation to plan for their long term highway construction and maintenance needs.

Funding for the existing federal transportation funding program expired on September 30, 2014 and on August 1, 2014, a Highway Trust Fund extension bill was enacted. This bill provides approximately $10.8 billion of funding, which is expected to last until May 2015. Any additional funding or successor programs have yet to be approved. With the nation’s infrastructure aging, we expect U.S. infrastructure spending to grow over the long term, and we believe we are well positioned to capitalize on any such increase.

Our Industry

The U.S. construction materials industry is composed of four primary sectors: aggregates; cement; ready-mixed concrete; and asphalt paving mix. Each of these materials is widely used in most forms of construction activity. Participants in these sectors typically range from small, privately-held companies focused on a single material, product or market to multinational corporations that offer a wide array of construction materials and services. Competition is constrained in part by the distance materials can be transported efficiently, resulting in predominantly local or regional operations. Due to the lack of product differentiation, competition for all of our products is predominantly based on price and, to a lesser extent, quality of products and service. As a result, the prices we charge our customers are not likely to be materially different from the prices charged by other producers in the same markets. Accordingly, our profitability is generally dependent on the level of demand for our products and our ability to control operating costs.

Transportation infrastructure projects, driven by both state and federal funding programs, represent a significant share of the U.S. construction materials market. In addition to federal funding, highway construction and maintenance funding is also available through state, county and local agencies. Our five largest states by revenue (Texas, Kansas, Kentucky, Utah and Missouri, which represented approximately 34%, 19%, 11%, 10% and 9%, respectively, of our total revenue in 2014) each have funds whose revenue sources are constitutionally protected and may only be spent on transportation projects:

•	Texas Department of Transportation’s budget from 2014 to 2016 is $25.3 billion. On November 4, 2014, voters in Texas passed a proposition that is expected to provide between $1.2 billion and $1.7 billion of incremental funding annually to the Texas Department of Transportation. The funds must be used for construction, maintenance, rehabilitation and acquiring right-of-way for public roads.

•	Kansas has a 10 year $8.2 billion highway bill that was passed in May 2010.

•	Kentucky’s biennial highway construction plan has funding of $3.6 billion from July 2014 to June 2016.

•	Utah’s transportation investment fund had $3.0 billion committed through 2018.

•	Missouri has an estimated $0.7 billion in annual construction funding committed to essential road and bridge programs through 2017.

Demand for our products is observed to have low elasticity in relation to prices. We believe this is partially explained by the absence of competitive replacement products and relatively low contribution of our products to total construction costs. We do not believe that increases in our products’ prices are likely to affect the decision to undertake a construction project since these costs usually represent a small portion of total construction costs.

Aggregates

Aggregates are key material components used in the production of cement, ready-mixed concrete and asphalt paving mixes for the residential, nonresidential and public infrastructure markets and are also widely used for various applications and products, such as road and building foundations, railroad ballast, erosion control, filtration, roofing granules and in solutions for snow and ice control. Generally extracted from the earth using surface or underground mining methods, aggregates are produced from natural deposits of various materials such as limestone, sand and gravel, granite and trap rock. Once extracted, processed and graded, aggregates are supplied directly to their end use or incorporated for further processing into construction materials and products, such as cement, ready-mixed concrete and asphalt paving mix.

According to the March 2014 U.S. Geological Survey, approximately 1.3 billion tons of crushed stone with a value of approximately $11.9 billion was produced in the United States in 2013, in line with the 1.3 billion tons produced in 2012. Sand and gravel production was approximately 935 million tons in 2013 valued at approximately $6.7 billion, up from 899 million tons produced in 2012. The U.S. aggregate industry is highly fragmented relative to other building product markets, with numerous participants operating in localized markets and the top ten players controlling approximately 30% of the national market in 2013. In February 2014, the U.S. Geological Survey reported that a total of 1,550 companies operating 4,000 quarries and 91 underground mines produced or sold crushed stone in 2013 in the United States.

Transportation costs are a major variable in determining aggregate pricing and marketing radius. The cost of transporting aggregate products from the plant to the market often equates to or exceeds the sale price of the product at the plant. As a result of the high transportation costs and the large quantities of bulk material that have to be shipped, finished products are typically marketed locally. High transportation costs are responsible for the wide dispersion of production sites. Where possible, construction material producers maintain operations adjacent to highly populated areas to reduce transportation costs and enhance margins. However, more recently, rising land values combined with local environmental concerns have been forcing production sites to move further away from the end-use locations.

We believe that the long-term growth of the market for aggregates is predominantly driven by growth in population, employment and households, which in turn affects demand for nonresidential construction, including stores, shopping centers and restaurants and increases transportation infrastructure spending. In recent years, the recession and subsequent slow recovery in the United States has led to a decrease in overall private and public infrastructure construction activity. While short-term demand for aggregates fluctuates with economic cycles, the declines have historically been followed by strong recovery, with each peak establishing a new historical high. In addition, according to the U.S. Geological Survey, during periods of economic decline in which aggregates volumes sold has decreased, prices have historically continued to grow, as illustrated in the following table:

A significant portion of annual demand for aggregates is derived from large public infrastructure and highway construction projects. According to the Montana Contractors’ Association, approximately 38,000 tons of aggregate are required to construct a one mile stretch of a typical four-lane interstate highway. Highways located in markets with significant seasonal temperature variances are particularly vulnerable to freeze-thaw conditions that exert excessive stress on pavement and lead to more rapid surface degradation. Surface maintenance repairs, as well as general highway construction, occur in the warmer months, resulting in a majority of aggregates production and sales in the period from April through November in most states.

Cement

Portland cement, an industry term for the common cement in general use around the world, is made from a combination of limestone, shale, clay, silica and iron ore. It is a fundamental building material consumed in several stages throughout the construction cycle of residential, nonresidential and public infrastructure projects. It is a binding agent that, when mixed with sand or aggregates and water, produces either ready-mixed concrete or mortar and is an important component of other essential construction materials. Cement is sold either in bulk or in bags as branded products, depending on its final user. Few construction projects can take place without utilizing cement somewhere in the design, making it a key ingredient used in the construction industry. The majority of all cement shipments are sent to ready-mixed concrete operators. The remaining shipments are directed to manufacturers of concrete related products such as block and precast. Nearly two-thirds of U.S. consumption occurs between May and November, coinciding with end-market construction activity.

The principal raw materials in cement are a blend of approximately 80% limestone and approximately 10% shale, with the remaining raw materials being clay and iron ore. Generally, the limestone and shale are mined from quarries located on site with the production plant. These core ingredients are blended and crushed into a fine grind and then preheated and ultimately introduced into a kiln heated to about 3,000°F. Under this extreme heat, a chemical transformation occurs uniting the elements to form a new substance with new physical and chemical characteristics. This new substance is called clinker and it is formed into pieces about the size of marbles. The clinker is then cooled and later ground into a fine powder that then is classified as Portland cement.

Cement production in the United States is distributed among 98 production facilities located across 34 states. It is a capital-intensive business with variable costs dominated by raw materials and energy required to fuel the kiln. Building new plants is challenging given the extensive permitting that is required and significant costs. We estimate new plant construction costs in the United States to be approximately $250-300 per ton, not including costs for property or securing raw materials and the required distribution network. Assuming construction costs of $275 per ton, a 1.25 million ton facility, comparable to our cement plant’s potential annual capacity, would cost approximately $343.8 million to construct.

As reported by the PCA in the 2014 United States Cement Industry Annual Yearbook, consumption is down significantly from the industry peak of approximately 141.1 million tons in 2005 to approximately 90.3 million tons in 2013 because of the decline in U.S. construction activity. U.S. cement consumption has at times outpaced domestic production capacity with the shortfall being supplied with imports, primarily from China, Canada, Greece, Mexico and South Korea. The PCA reports that cement imports have declined since their peak of approximately 39.6 million tons in 2006 to approximately 8.0 million tons in 2013, in a manner indicative of the industry’s general response to the current demand downturn. In addition to the reduction in imports, U.S. excess capacity increased from 5% in 2006 to approximately 32% in 2013 according to the PCA. Our cement plant operated above the industry mean at 86% capacity utilization in 2013 as its markets did not suffer the pronounced demand declines seen in states like Florida, California and Arizona.

On December 20, 2012, the EPA signed the PC-MACT, which in most instances requires compliance in 2015. The PCA had estimated that 18 plants could be forced to close due to the inability to meet PC-MACT standards or because the compliance investment required may not be justified on a financial basis. Our cement plant utilizes alternative fuel (hazardous and non-hazardous) as well as coal, natural gas and petroleum coke and, as a result, is subject to the Hazardous Waste Combustor NESHAP (“HWC-MACT”) standards, rather than PC-MACT standards. Any future costs to comply with the existing HWC-MACT standards are not expected to be material.

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

Cement, coarse aggregate, fine aggregate, water and admixtures are the primary ingredients in ready-mixed concrete. The cement and water are combined and a chemical reaction is produced called hydration. This paste or binder represents between 15 to 20% of the volume of the mix that coats each particle of aggregate and serves as the agent that binds the aggregates together, according to the National Ready Mixed Concrete Association (“NRMCA”). The aggregates represent 60 to 75% of the mix by volume, with a small portion of volume (5 to 8%) consisting of entrapped air that is generated by using air entraining admixtures. Once fully hydrated, the workable concrete will then harden and take on the shape of the form in which it was placed.

The quality of a concrete mix is generally determined by the weight ratio of water to cement. Higher quality concrete is produced by lowering the water-cement ratio as much as possible without sacrificing the workability of the fresh concrete. Specialty admixtures such as high range water reducers can aid in achieving this condition without sacrificing quality.

Other materials commonly used in the production of ready-mixed concrete include fly-ash, a waste by-product from coal burning power plants, silica fume, a waste by-product generated from the manufacture of silicon and ferro-silicon metals, and ground granulated blast furnace slag, a by-product of the iron and steel manufacturing process. All of these products have cemetitious properties that enhance the strength, durability and permeability of the concrete. These materials are available directly from the producer or via specialist distributors who intermediate between the ready-mixed concrete producers and the users.

Given the high weight-to-value ratio, delivery of ready-mixed concrete is typically limited to a one-hour haul from a production plant location and is further limited by a 90 minute window in which newly-mixed concrete must be poured to maintain quality and performance. As a result of the transportation constraints, the ready-mixed concrete market is highly localized, with an estimated 5,500 ready-mixed concrete plants in the United States according to the NRMCA. According to the NRMCA, 300.9 million cubic yards of ready-mixed concrete were produced in 2013, which is a 4% increase from the 289.8 million cubic yards produced in 2012 but a 34% decrease from the industry peak of 458.3 million cubic yards in 2005.

Asphalt Paving Mix

Asphalt paving mix is the most common roadway material used today. It is a versatile and essential building material that has been used to surface 93% of the more than 2.6 million miles of paved roadways in the United States, according to National Asphalt Pavement Association (“NAPA”).

Typically, asphalt paving mix is placed in three distinct layers to create a flexible pavement structure. These layers consist of a base course, an intermediate or binder course, and a surface or wearing course. These layers vary in thicknesses of three to six inches for base mix, two to four inches for intermediate mix and one to two inches for surface mix.

According to NAPA, the components of asphalt paving mix by weight are approximately 95% aggregates and 5% asphalt cement, a petroleum based product that serves as the binder. The ingredients are then metered, mixed and heated to a temperature in excess of 300°F before being placed in a truck and delivered to the jobsite for final placement.

Asphalt pavement is generally 100% recyclable and reusable and is the most reused and recycled pavement material in the United States. Reclaimed asphalt pavement can be incorporated into new pavement at replacement rates in excess of 30% depending upon the mix and the application of the product. We actively engage in the recycling of previously used asphalt pavement and concrete. This material is crushed and repurposed in the construction cycle. Approximately 68.3 million tons of used asphalt is recycled annually by the industry according to a December 2013 National Asphalt Pavement Association survey.

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

According to NAPA, there are approximately 4,000 asphalt paving mix plants in the United States and an estimated 350.7 million tons of asphalt paving mix was produced in 2013 which was broadly in line with the estimated 360.3 million tons produced in 2012.

Our Operations

We operate our construction materials and products and paving and related services businesses through local operations and marketing teams, which work closely with our end customers to deliver the products and services that meet each customer’s specific needs for a project. We believe that this strong local presence gives us a competitive advantage by keeping our costs low and allowing us to obtain a unique understanding for the evolving needs of our customers.

We have operations in 17 U.S. states and in British Columbia, Canada. Our business in each region is vertically-integrated. We supply aggregates internally for the production of cement, ready-mixed concrete and asphalt paving mix and a significant portion of our asphalt paving mix is used internally by our paving and related services businesses. In the year ended December 27, 2014, approximately 70% of our aggregates production was sold directly to outside customers with the remaining amount being further processed by us and sold as a downstream product. In addition, we operate a municipal waste landfill and a construction and demolition debris landfill in our Central region, and we have liquid asphalt terminal operations in our East region.

Approximately 82% of our asphalt paving mix was installed by our paving and related services businesses in the year ended December 27, 2014. We charge a market price and competitive margin at each stage of the production process in order to optimize profitability across our operations. Our production value chain is illustrated as follows:

Construction Materials

We are a leading provider of construction materials in the markets we serve. Our construction materials operations are composed of aggregates production, including crushed stone and construction sand and gravel, cement and ready-mixed concrete production and asphalt paving mix production.

Our Aggregates Operations

Aggregates Products

We mine limestone, gravel, and other natural resources from 84 crushed stone quarries and 50 sand and gravel deposits throughout the United States and in British Columbia, Canada. Aggregates are produced mainly from blasting hard rock from quarries and then crushing and screening it to various sizes to meet our customers’ needs. The production of aggregates also involves the extraction of sand and gravel, which requires less crushing, but still requires screening for different sizes. Aggregate production utilizes capital intensive heavy equipment which includes the use of loaders, large haul trucks, crushers, screens and other heavy equipment at quarries.

Once extracted, the minerals are processed and/or crushed on site into crushed stone, concrete and masonry sand, specialized sand, pulverized lime or agricultural lime. The minerals are processed to meet customer specifications or to meet industry standard sizes. Crushed stone is used primarily in ready-mixed concrete, asphalt paving mix, and the construction of road base for highways.

Our extensive network of quarries, plants and facilities, located throughout our three regions, enables us to have a nearby operation to meet the needs of customers in each of our markets.

Aggregates Reserves

Our December 27, 2014 estimate of 2.1 billion tons of proven and probable reserves of recoverable stone, and sand and gravel of suitable quality for economic extraction is based on drilling and studies by geologists and engineers, recognizing reasonable economic and operating restraints as to maximum depth of extraction and permit or other restrictions.

Reported proven and probable reserves include only quantities that are owned or under lease, and for which all required zoning and permitting have been obtained. Of the 2.1 billion tons of proven and probable aggregates reserves, 1.1 billion, or 51%, are located on owned land and 1.0 billion are located on leased land.

Aggregates Sales and Marketing

The cost of transportation from each quarry and the proximity of competitors are key factors that determine the effective market area for each quarry. Each quarry location is unique with regards to demand for each product, proximity to competition and distribution network. Each of our aggregates operations is responsible for the sale and marketing of its aggregates products. Approximately 70% of our aggregates production is sold directly to outside customers and the remaining amount is further processed by us and sold as a downstream product. Even though aggregates are a commodity product, we work to optimize pricing depending on the site location, availability of particular product, customer type, project type and haul cost. We sell aggregates to internal downstream operations at market prices.

Aggregates Competition

The U.S. aggregate industry is highly fragmented with numerous participants operating in localized markets. The February 2014 U.S. Geological Survey reported that a total of 1,550 companies operating 4,000 quarries and 91 underground mines produced or sold crushed stone in 2013 in the United States. This fragmentation is a result of the cost of transporting aggregates, which typically limits producers to a market area within approximately 40 miles of their production facilities.

The primary national players are large vertically-integrated companies, including Vulcan Materials Company, Martin Marietta Materials, Inc., CRH plc, Heidelberg, Lafarge North America Inc. and Cemex, S.A.B. de C.V., that have a combined estimated market share of approximately 30%.

Competitors by region include:

•	West—CRH plc, Heidelberg Cement plc, Martin Marietta, CEMEX, S.A.B. de C.V., Lafarge and various local suppliers.

•	Central—Martin Marietta Materials, Inc., CRH plc, Holcim (US) Inc. and various local suppliers.

•	East—CRH plc, Heidelberg Cement plc, Vulcan Materials Company and various local suppliers.

We believe we have a strong competitive advantage in aggregates through our well located reserves in key markets, high quality reserves and our logistic networks. We further share and implement best practices relating to safety, strategy, sales and marketing, production, and environmental and land management. As a result of our vertical integration and local market knowledge, we have a strong understanding of the needs of our aggregates customers. In addition, our companies have a reputation for responsible environmental stewardship and land restoration, which assists us in obtaining new permits and new reserves.

Our Cement Operations

Cement Products

We operate a highly-efficient, technologically-advanced integrated cement manufacturing and distribution system located near Hannibal, Missouri, 100 miles north of St. Louis along the Mississippi River. We also operate an on-site waste fuel processing facility, which can reduce fuel costs for the plant by up to 50%. Our cement plant is one of only 12 with hazardous waste fuel facilities permitted and operating out of 98 total cement plants in the United States. Our cement plant’s potential capacity is 1.25 million tons per annum. Our cement plant is subject to the HWC-MACT standards. See “—Our Industry—Cement.”

Cement Markets

Cement is a product that is costly to transport. Consequently, the radius within which a typical cement plant is competitive extends for only up to 150 miles from any shipping/distribution point. Cement is distributed to local customers primarily by truck from our Hannibal plant and distribution terminals in St. Louis, Missouri and Bettendorf, Iowa. We also transport cement by inland waterway barges on the Mississippi River to our storage and distribution terminals. In 2014, approximately 8% of our cement sales were delivered by barge. Our location on the Mississippi River extends our market beyond the typical 150 miles, as barge transport is more cost effective than trucking or moving by rail. Our traditional markets include eastern Missouri, southeastern Iowa and central/northwestern Illinois.

Cement Sales and Marketing

Our cement customers are ready-mixed concrete and concrete products producers and contractors within our markets. Sales are made on the basis of competitive prices in each market and, as is customary in the industry, we do not typically enter into long-term sales contracts.

Cement Competition

Construction of cement production facilities is highly capital intensive and requires long lead times to complete engineering design, obtain regulatory permits, acquire equipment and construct a plant. Most U.S. cement producers are owned by large foreign companies operating in multiple international markets. Our largest competitors include Holcim (US) Inc., and Lafarge North America Inc., whose parent companies announced a merger plan in April 2014 that would create the world’s largest cement maker, in addition to Buzzi Unicem USA, Inc. and Eagle Materials Inc. Competitive factors include price, reliability of deliveries, location, quality of cement and support services. With a new cement plant, on-site raw material aggregate supply, a network of cement terminals, and longstanding customer relationships, we believe we are well positioned to serve our customers.

Our Ready-mixed Concrete Operations

Ready-mixed Concrete Products

We believe our West and Central regions are leaders in the supply of ready-mixed concrete in their respective markets. The West region has ready-mixed concrete operations in the Houston and Midland/Odessa, Texas, Salt Lake Valley, Utah, Twin Falls, Idaho and Grand Junction, Colorado markets. Our Central region supplies ready-mixed concrete to the Wichita, Kansas and Columbia, Missouri markets and surrounding areas. We produce ready-mixed concrete by blending aggregates, cement, chemical admixtures in various ratios and water at our concrete production plants.

Our aggregates business serves as the primary source of the raw materials for our concrete production, functioning essentially as a supplier to our ready-mixed concrete operations. Different types of concrete include lightweight concrete, high performance concrete, self-compacting/consolidating concrete and architectural concrete and are used in a variety of activities ranging from building construction to highway paving.

We operated 41 ready-mixed concrete plants and 375 concrete delivery trucks in the West region and 23 ready-mixed concrete plants and 229 concrete delivery trucks in the Central region as of December 27, 2014.

Ready-mixed Concrete Competition

Ready-mixed concrete production requires relatively small amounts of capital to build a concrete batching plant and acquire delivery trucks. As a result, in each local market, we face competition from numerous small producers, as well as other large vertically-integrated companies with facilities in multiple markets. There are approximately 5,500 ready-mixed concrete plants in the United States, and in 2013 the U.S. ready-mixed concrete industry produced approximately 300.9 million cubic yards of ready-mixed concrete according to the NRMCA.

Our ready-mixed concrete operations compete with CEMEX, S.A.B. de C.V. in Texas and CRH plc in Utah and Colorado and various other privately owned competitors in other parts of the West and Central regions.

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

Our Asphalt Paving Mix Operations

Asphalt Paving Mix Products

Our asphalt paving mix products are produced by first heating carefully measured amounts of aggregates at high temperatures to remove the moisture from the materials in an asphalt paving mix plant. As the aggregates are heated, liquid asphalt is then introduced to coat the aggregates. Depending on the specifications of a particular mix, recycled asphalt may be added to the mix, which lowers the production costs. The aggregates used for production of these products are generally supplied from our quarries or sand and gravel plants. The ingredients are metered, mixed and brought up to a temperature in excess of 300°F before being placed in a truck and delivered to the jobsite for final placement.

As of December 27, 2014, we operated 20 asphalt paving mix plants in the West region, five plants in the Central region and 14 plants in the East region. Approximately 93% of our plants can utilize recycled asphalt pavement.

Asphalt Paving Mix Sales and Marketing

Approximately 82% of the asphalt paving mix we produce is installed by our own paving crews. The rest is sold on a per ton basis to road contractors for the construction of roads, driveways and parking lots, as well as directly to state departments of transportation and local agencies.

Asphalt Paving Mix Competition

According to NAPA, there are approximately 4,000 asphalt paving mix plants in the United States and an estimated 350.7 million tons of asphalt paving mix was produced in 2013. Our asphalt paving mix operations compete with CRH plc and other local suppliers in each of our three regions. Based on availability of internal aggregate supply, quality, operating efficiencies, and location advantages, we believe we are well positioned vis-à-vis our competitors.

Asphalt paving mix is generally applied at high temperatures. Prolonged exposure to air causes the mix to lose temperature and harden. Therefore, delivery is typically within close proximity to the asphalt paving mix plant. Local market demand, proximity to competition, transportation costs and supply of aggregates and liquid asphalt vary widely from market to market. Most of our asphalt operations use a combination of company-owned and hired haulers to deliver materials to job sites.

Asphalt Paving and Related Services

As part of our vertical integration strategy, we provide asphalt paving and related services to both the private and public infrastructure sectors as either a prime or sub-contractor. These services complement our construction materials and products businesses by providing a reliable downstream outlet, in addition to our external distribution channels.

Our asphalt paving and related services businesses bid on both private construction and public infrastructure projects in their respective local markets. We only provide paving and related services operations as a complement to our construction materials operation, which we believe is a major competitive strength. Factors affecting competitiveness in this business segment include price, estimating abilities, knowledge of local markets and conditions, project management, financial strength, reputation for quality and the availability of machinery and equipment.

Contracts with our customers are primarily fixed unit price or fixed price. Under fixed unit price contracts, we provide materials or services at fixed unit prices (for example, dollars per ton of asphalt placed). While the fixed unit price contract shifts the risk of estimating the quantity of units required for a particular project to the customer, any increase in our unit cost over the bid amount, whether due to inflation, inefficiency, errors in our estimates or other factors, is borne by us unless otherwise provided in the contract. Most of our contracts contain escalators for increases in liquid asphalt prices.

Customers

Our business is not dependent on any single customer or a few customers. Therefore, the loss of any single or particular small number of customers would not have a material adverse effect on any individual respective market in which we operate or on us as a whole. No individual customer accounted for more than 10% of our 2014 revenue.

Seasonality

Use and consumption of our products fluctuate due to seasonality. Nearly all of the products used by us, and by our customers, in the private construction or public infrastructure industries are used outdoors. Our highway operations and production and distribution facilities are also located outdoors. Therefore, seasonal changes and other weather-related conditions, in particular extended rainy and cold weather in the spring and fall and major weather events, such as hurricanes, tornadoes, tropical storms and heavy snows, can adversely affect our business and operations through a decline in both the use of our products and demand for our services. In addition, construction materials production and shipment levels follow activity in the construction industry, which typically occurs in the spring, summer and fall. Warmer and drier weather during the second and third quarters of our fiscal year typically result in higher activity and revenue levels during those quarters. The first quarter of our fiscal year has typically lower levels of activity due to weather conditions.

Backlog

Our products are generally delivered upon receipt of orders or requests from customers, or shortly thereafter. Accordingly, the backlog associated with product sales is converted into revenue within a relatively short period of time. Inventory for products is generally maintained in sufficient quantities to meet rapid delivery requirements of customers. Therefore, a period over period increase or decrease of backlog does not necessarily result in an improvement or a deterioration of our business. Our backlog includes only those products and projects for which we have obtained a purchase order or a signed contract with the customer and does not include products purchased and sold or services awarded and provided within the period.

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

As a vertically-integrated business, approximately 30% of our aggregates sales volume was further processed and sold as a downstream product, such as ready-mixed concrete or asphalt paving mix, or used in our paving and related services business, and approximately 82% of the asphalt paving mix we sold was installed by our own paving crews during the year ended December 27, 2014. The following table sets forth our backlog as of the indicated dates:

(in thousands)	December 27, 2014	December 28, 2013	December 29, 2012

Aggregate (in tons)	4,853	5,153	3,881
Ready-mixed concrete (in cubic yards)	260	138	155
Asphalt (in tons)	2,112	2,387	2,314
Construction services (1)	$301,333	$359,263	$288,673

(1)	The dollar value of the construction services backlog includes the value of the aggregate and asphalt tons and ready-mixed concrete cubic yards in backlog that are expected to be sourced internally.

Intellectual Property

We do not own or have a license or other rights under any patents that are material to our business.

Employees

As of December 27, 2014 we had approximately 3,990 employees, of whom approximately 78% were hourly workers and the remainder were salaried employees. Because of the seasonal nature of our industry, many of our hourly and certain of our full time employees are subject to seasonal layoffs. The scope of layoffs varies greatly from season to season as they are predominantly a function of the type of projects in process and the weather during the late fall through early spring.

Approximately 6.9% of our hourly employees and approximately 0.3% of our full time salaried employees are union members. We believe we enjoy a satisfactory working relationship with our employees and their unions.

Environmental and Government Regulation

We are subject to federal, state, provincial and local laws and regulations relating to the environment and to health and safety, including noise, discharges to air and water, waste management including the management of hazardous waste used as a fuel substitute at our Hannibal, Missouri cement kiln, remediation of contaminated sites, mine reclamation, operation and closure of landfills and dust control and to zoning, land use and permitting. Our failure to comply with such laws and regulations can result in sanctions such as fines or the cessation of part or all of our operations. From time to time, we may also be required to conduct investigation or remediation activities. There also can be no assurance that our compliance costs associated with such laws and regulations or activities will not be significant.

In addition, our operations require numerous governmental approvals and permits. Environmental operating permits are subject to modification, renewal and revocation and can require us to make capital, maintenance and operational expenditures to comply with the applicable requirements. Stricter laws and regulations, or more stringent interpretations of existing laws or regulations, may impose new liabilities on us, reduce operation hours, require additional investment by us in pollution control equipment or impede our opening new or expanding existing plants or facilities. We regularly monitor and review our operations, procedures and policies for compliance with existing environmental laws and regulations, changes in interpretations of existing laws and enforcement policies, new laws that are adopted, and new requirements that we anticipate will be adopted that could affect our operations.

Multiple permits are required for our operations, including those required to operate our cement plant. Applicable permits may include conditional use permits to allow us to operate in certain areas absent zoning approval and operational permits governing, among other matters, air and water emissions, dust, particulate matter and storm water management and control. In addition, we are often required to obtain bonding for future reclamation costs, most commonly specific to restorative grading and seeding of disturbed surface areas. As of December 27, 2014, we believe we were in substantial compliance with the permitting requirements that are material to the operation of our business.

Like others in our industry, we expend substantial amounts to comply with applicable environmental laws and regulations and permit limitations, which include amounts for pollution control equipment required to monitor and regulate emissions into the environment. Since many of these requirements are likely to be affected by future legislation or rule making by government agencies, and are therefore not quantifiable, it is not possible to accurately predict the aggregate future costs of compliance and their effect on our future results of operations, financial condition or liquidity.

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

Health and Safety

Our facilities and operations are subject to a variety of worker health and safety requirements, particularly those administered by the federal Occupational Safety and Health Administration (“OSHA”) and Mine Safety and Health Administration (“MSHA”), which may become stricter in the future. Throughout our organization, we strive for a zero-incident safety culture and full compliance with safety regulations. Failure to comply with these requirements can result in sanctions such as fines and penalties and claims for personal injury and property damage. These requirements may also result in increased operating and capital costs in the future. We cannot guarantee that violations of such requirements will not occur, and any violations could result in additional costs.

Worker safety and health matters are overseen by our corporate risk management and safety department as well as operating company level safety managers. We provide leadership and support, comprehensive training, and other tools designed to accomplish health and safety goals, reduce risk, eliminate hazards, and ultimately make our work places safer.

Insurance

Our insurance program is structured using multiple “A” rated insurance carriers, and a variety of deductible amounts. In particular, our workers compensation, general liability and auto liability policies are subject to a $500,000 per occurrence deductible. Losses within these deductibles are accrued for using projections based on past loss history.

We also maintain $50.0 million in combined umbrella insurance. Other policies have smaller deductibles and include property, contractors equipment, contractors pollution and professional, directors and officers, employment practices liability and fiduciary and crime. We also have a separate marine insurance policy for our cement business, which is located adjacent to the Mississippi River and ships cement on the river via barge.

ITEM 1A.	RISK FACTORS

Risks Related to Our Industry and Our Business

Industry Risks

Our business depends on activity within the construction industry and the strength of the local economies in which we operate.

We sell most of our construction materials and products and provide all of our paving and related services to the construction industry, so our results are significantly affected by the strength of the construction industry. Demand for our products, particularly in the residential and nonresidential construction markets, could decline if companies and consumers cannot obtain credit for construction projects or if the slow pace of economic activity results in delays or cancellations of capital projects. In addition, federal and state budget issues may continue to hurt the funding available for infrastructure spending, particularly highway construction, which constitutes a significant portion of our business.

Our earnings depend on the strength of the local economies in which we operate because of the high cost to transport our products relative to their price. In recent years, many states have reduced their construction spending due to budget shortfalls resulting from lower tax revenue as well as uncertainty relating to long-term federal highway funding. As a result, there has been a reduction in many states’ investment in infrastructure spending. If economic and construction activity diminishes in one or more areas, particularly in our top revenue-generating markets of Texas, Kansas, Kentucky, Utah and Missouri, our results of operations and liquidity could be materially adversely affected, and there is no assurance that reduced levels of construction activity will not continue to affect our business in the future.

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

Weather can materially affect our business, and we are subject to seasonality.

Nearly all of the products we sell and the services we provide are used or performed outdoors. Therefore, seasonal changes and other weather-related conditions can adversely affect our business and operations through a decline in both the use and production of our products and demand for our services. Adverse weather conditions such as extended rainy and cold weather in the spring and fall can reduce demand for our products and reduce sales or render our contracting operations less efficient. Major weather events such as hurricanes, tornadoes, tropical storms and heavy snows with quick rainy melts could adversely affect sales in the near term.

Construction materials production and shipment levels follow activity in the construction industry, which typically occurs in the spring, summer and fall. Warmer and drier weather during the second and third quarters of our fiscal year typically result in higher activity and revenue levels during those quarters. The first quarter of our fiscal year has typically lower levels of activity due to the weather conditions. Our second quarter varies greatly with spring rains and wide temperature variations. A cool wet spring increases drying time on projects, which can delay sales in the second quarter, while a warm dry spring may enable earlier project startup.

Our industry is capital intensive and we have significant fixed and semi-fixed costs. Therefore, our earnings are sensitive to changes in volume.

The property and machinery needed to produce our products can be very expensive. Therefore, we need to spend a substantial amount of capital to purchase and maintain the equipment necessary to operate our business. Although we believe that our current cash balance, along with our projected internal cash flows and our available financing resources, will provide sufficient cash to support our currently anticipated operating and capital needs, if we are unable to generate sufficient cash to purchase and maintain the property and machinery necessary to operate our business, we may be required to reduce or delay planned capital expenditures or incur additional debt. In addition, given the level of fixed and semi-fixed costs within our business, particularly at our cement production facility, decreases in volumes could negatively affect our financial position, results of operations and liquidity.

Within our local markets, we operate in a highly competitive industry.

The U.S. construction aggregates industry is highly fragmented with a large number of independent local producers in a number of our markets. Additionally, in most markets, we compete against large private and public infrastructure companies, some of which are also vertically-integrated. Therefore, there is intense competition in a number of the markets in which we operate. This significant competition could lead to lower prices, lower sales volumes and higher costs in some markets, negatively affecting our financial position, results of operations and liquidity. Further, the lack of availability of skilled labor, such as truck drivers, may require us to increase compensation or reduce deliveries, which could negatively affect our financial position, results of operations and liquidity.

Growth Risks

The success of our business depends, in part, on our ability to execute on our acquisition strategy, to successfully integrate acquisitions and to retain key employees of our acquired businesses.

A significant portion of our historical growth has occurred through acquisitions and we will likely enter into acquisitions in the future. We are presently evaluating, and we expect to continue to evaluate on an ongoing basis, possible acquisition transactions. We are presently engaged, and at any time in the future we may be engaged, in discussions or negotiations with respect to possible acquisitions. We regularly make, and we expect to continue to make, non-binding acquisition proposals, and we may enter into letters of intent, in each case allowing us to conduct due diligence on a confidential basis. To successfully acquire a significant target, we may need to raise additional equity capital and indebtedness. There can be no assurance that we will enter into definitive agreements with respect to any contemplated transactions or that they will be completed. Our growth has placed, and will continue to place, significant demands on our management and operational and financial resources. Acquisitions involve risks that the businesses acquired will not perform as expected and that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove incorrect.

Acquisitions may require integration of the acquired companies’ sales and marketing, distribution, engineering, purchasing, finance and administrative organizations. We may not be able to integrate successfully any business we may acquire or have acquired into our existing business and any acquired businesses may not be profitable or as profitable as we had expected. Our inability to complete the integration of new businesses in a timely and orderly manner could increase costs and lower profits. Factors affecting the successful integration of acquired businesses include, but are not limited to, the following:

•	We may become liable for certain liabilities of any acquired business, whether or not known to us. These risks could include, among others, tax liabilities, product liabilities, environmental liabilities and liabilities for employment practices, and they could be significant.

•	Substantial attention from our senior management and the management of the acquired business may be required, which could decrease the time that they have to service and attract customers.

•	We may not effectively utilize new equipment that we acquire through acquisitions or otherwise at utilization and rental rates consistent with that of our existing equipment.

•	The complete integration of acquired companies depends, to a certain extent, on the full implementation of our financial systems and policies.

•	We may actively pursue a number of opportunities simultaneously and we may encounter unforeseen expenses, complications and delays, including difficulties in employing sufficient staff and maintaining operational and management oversight.

We cannot assure you that we will achieve synergies and cost savings in connection with acquisitions. In addition, many of the businesses that we have acquired and will acquire have unaudited financial statements that have been prepared by the management of such companies and have not been independently reviewed or audited. We cannot assure you that the financial statements of companies we have acquired or will acquire would not be materially different if such statements were audited. Finally, we cannot assure you that we will continue to acquire businesses at valuations consistent with our prior acquisitions or that we will complete future acquisitions at all. We cannot assure you that there will be attractive acquisition opportunities at reasonable prices, that financing will be available or that we can successfully integrate such acquired businesses into our existing operations. In addition, our results of operations from these acquisitions could, in the future, result in impairment charges for any of our intangible assets, including goodwill, or other long-lived assets, particularly if economic conditions worsen unexpectedly. These changes could materially negatively affect our results of operations, financial condition or liquidity.

Our long-term success is dependent upon securing and permitting aggregate reserves in strategically located areas. The inability to secure and permit such reserves could negatively affect our earnings in the future.

Aggregates are bulky and heavy and therefore difficult to transport efficiently. Because of the nature of the products, the freight costs can quickly surpass production costs. Therefore, except for geographic regions that do not possess commercially viable deposits of aggregates and are served by rail, barge or ship, the markets for our products tend to be very localized around our quarry sites and are served by truck. New quarry sites often take a number of years to develop. Our strategic planning and new site development must stay ahead of actual growth. Additionally, in a number of urban and suburban areas in which we operate, it is increasingly difficult to permit new sites or expand existing sites due to community resistance. Therefore, our future success is dependent, in part, on our ability to accurately forecast future areas of high growth in order to locate optimal facility sites and on our ability to either acquire existing quarries or secure operating and environmental permits to open new quarries. If we are unable to accurately forecast areas of future growth, acquire existing quarries or secure the necessary permits to open new quarries, our financial condition, results of operations and liquidity may be materially adversely affected.

Economic Risks

Our business relies on private investment in infrastructure, and a slower than expected recovery may adversely affect our results.

A significant portion of our sales are for projects with non-public owners. Construction spending is affected by developers’ ability to finance projects. The credit environment has negatively affected the U.S. economy and demand for our products in the recent past. Residential and nonresidential construction could decline if companies and consumers are unable to finance construction projects or if an economic recovery is stalled, which could result in delays or cancellations of capital projects. If housing starts and nonresidential projects do not rise steadily with the economic recovery as they historically have when recessions end, sale of our construction materials, downstream products and paving and related services may decline and our financial position, results of operations and liquidity could be materially adversely affected.

A decline in public infrastructure construction and reductions in governmental funding could adversely affect our operations and results.

A significant portion of our revenue is generated from publicly-funded construction projects. As a result, if publicly-funded construction decreases due to reduced federal or state funding or otherwise, our results of operations and liquidity could be negatively affected.

In January 2011, the U.S. House of Representatives passed a new rules package that repealed a transportation law dating back to 1998, which protected annual funding levels from amendments that could reduce such funding. This rule change subjects funding for highways to yearly appropriation reviews. The change in the funding mechanism increases the uncertainty of many state departments of transportation regarding funds for highway projects. This uncertainty could result in states being reluctant to undertake large multi-year highway projects which could, in turn, negatively affect our sales. Funding for Moving Ahead for Progress in the 21st Century (“MAP-21”), expired on September 30, 2014 and on August 1, 2014, a Highway Trust Fund extension bill was enacted that provides approximately $10.8 billion of funding, which is expected to last until May 2015. Any additional funding or successor programs have yet to be approved and we are uncertain as to the size and term of the transportation funding program that will follow.

As a result of the foregoing and other factors, we cannot be assured of the existence, amount and timing of appropriations for spending on federal, state or local projects. Federal support for the cost of highway maintenance and construction is dependent on congressional action. In addition, each state funds its infrastructure spending from specially allocated amounts collected from various taxes, typically gasoline taxes and vehicle fees, along with voter-approved bond programs. Shortages in state tax revenues can reduce the amounts spent on state infrastructure projects, even below amounts awarded under legislative bills. In recent years, nearly all states have experienced state-level funding pressures caused by lower tax revenues and an inability to finance approved projects. Delays or cancellations of state infrastructure spending could negatively affect our financial position, results of operations and liquidity because a significant portion of our business is dependent on public infrastructure spending.

Environmental, health and safety laws and regulations and any changes to, or liabilities arising under, such laws and regulations could have a material adverse effect on our business, financial condition, results of operations and liquidity.

We are subject to a variety of federal, state, provincial and local laws and regulations relating to, among other things: (i) the release or discharge of materials into the environment; (ii) the management, use, generation, treatment, processing, handling, storage, transport or disposal of hazardous materials, including the management of hazardous waste used as a fuel substitute at our cement kiln in Hannibal, Missouri; and (iii) the protection of public and employee health and safety and the environment. These laws and regulations impose strict liability in some cases without regard to negligence or fault and expose us to liability for the environmental condition of our currently or formerly owned or operated facilities or third-party waste disposal sites, and may expose us to liability for the conduct of others or for our actions, even if such actions complied with all applicable laws at the time these actions were taken. In particular, we may incur remediation costs and other related expenses because our facilities were constructed and operated before the adoption of current environmental laws and the institution of compliance practices or because certain of our processes are regulated. These laws and regulations may also expose us to liability for claims of personal injury or property or natural resource damage related to alleged exposure to, or releases of, regulated or hazardous materials. The existence of contamination at properties we own, lease or operate could also result in increased operational costs or restrictions on our ability to use those properties as intended, including for purposes of mining.

Despite our compliance efforts, there is an inherent risk of liability in the operation of our business, especially from an environmental standpoint, or from time to time, we may be in noncompliance with environmental, health and safety laws and regulations. These potential liabilities or noncompliances could have an adverse effect on our operations and profitability. In many instances, we must have government approvals, certificates, permits or licenses in order to conduct our business, which often require us to make significant capital, operating and maintenance expenditures to comply with environmental, health and safety laws and regulations. Our failure to obtain and maintain required approvals, certificates, permits or licenses or to comply with applicable governmental requirements could result in sanctions, including substantial fines or possible revocation of our authority to conduct some or all of our operations. Governmental requirements that affect our operations also include those relating to air and water quality, waste management, asset reclamation, the operation and closure of municipal waste and construction and demolition debris landfills, remediation of contaminated sites and worker health and safety. These requirements are complex and subject to frequent change. Stricter laws and regulations, more stringent interpretations of existing laws or regulations or the future discovery of environmental conditions may impose new liabilities on us, reduce operating hours, require additional investment by us in pollution control equipment or impede our opening new or expanding existing plants or facilities. We have incurred, and may in the future incur, significant capital and operating expenditures to comply with such laws and regulations. The cost of complying with such laws could have a material adverse effect on our business, financial condition, results of operations and liquidity. In addition, we have recorded liabilities in connection with our reclamation and landfill closure obligations, but there can be no assurances that the costs of our obligations will not exceed our accruals.

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

With the slow pace of economic recovery, there is also a likelihood that we will not be able to collect on certain of our accounts receivable from our customers. Although we are protected in part by payment bonds posted by some of our customers, we have experienced payment delays and defaults from some of our customers during the recent economic downturn and subsequent slow recovery. Such delays and defaults could have a material effect on our financial position, results of operations or liquidity.

If we are unable to accurately estimate the overall risks, requirements or costs when we bid on or negotiate contracts that are ultimately awarded to us, we may achieve lower than anticipated profits or incur contract losses.

Even though the majority of our governmental contracts contain certain raw material escalators to protect us from certain price increases, a portion or all of the contracts are often on a fixed cost basis. Pricing on a contract with a fixed unit price is based on approved quantities irrespective of our actual costs and contracts with a fixed total price require that the total amount of work be performed for a single price irrespective of our actual costs. We realize a profit on our contracts only if our revenue exceeds actual costs, which requires that we successfully estimate our costs and then successfully control actual costs and avoid cost overruns. If our cost estimates for a contract are inadequate, or if we do not execute the contract within our cost estimates, then cost overruns may cause us to incur a loss or cause the contract not to be as profitable as we expected. The costs incurred and gross profit realized, if any, on our contracts can vary, sometimes substantially, from our original projections due to a variety of factors, including, but not limited to:

•	failure to include materials or work in a bid, or the failure to estimate properly the quantities or costs needed to complete a lump sum contract;

•	delays caused by weather conditions or otherwise failing to meet scheduled acceptance dates;

•	contract or project modifications creating unanticipated costs not covered by change orders;

•	changes in availability, proximity and costs of materials, including liquid asphalt, cement, aggregates and other construction materials (such as stone, gravel, sand and oil for asphalt paving), as well as fuel and lubricants for our equipment;

•	to the extent not covered by contractual cost escalators, variability and inability to predict the costs of purchasing diesel, liquid asphalt and cement;

•	availability and skill level of workers;

•	failure by our suppliers, subcontractors, designers, engineers or customers to perform their obligations;

•	fraud, theft or other improper activities by our suppliers, subcontractors, designers, engineers, customers or our own personnel;

•	mechanical problems with our machinery or equipment;

•	citations issued by any governmental authority, including the OSHA and MSHA;

•	difficulties in obtaining required governmental permits or approvals;

•	changes in applicable laws and regulations;

•	uninsured claims or demands from third parties for alleged damages arising from the design, construction or use and operation of a project of which our work is part; and

•	public infrastructure customers may seek to impose contractual risk-shifting provisions more aggressively, that result in us facing increased risks.

These factors, as well as others, may cause us to incur losses, which could negatively affect our financial position, results of operations and liquidity.

We could incur material costs and losses as a result of claims that our products do not meet regulatory requirements or contractual specifications.

We provide our customers with products designed to meet building code or other regulatory requirements and contractual specifications for measurements such as durability, compressive strength, weight-bearing capacity and other characteristics. If we fail or are unable to provide products meeting these requirements and specifications, material claims may arise against us and our reputation could be damaged. Additionally, if a significant uninsured, non-indemnified or product-related claim is resolved against us in the future, that resolution could have a material adverse effect on our financial condition, results of operations and liquidity.

The cancellation of a significant number of contracts or our disqualification from bidding for new contracts could have a material adverse effect on our financial position, results of operations and liquidity.

We could be prohibited from bidding on certain governmental contracts if we fail to maintain qualifications required by those entities. In addition, contracts with governmental entities can usually be canceled at any time by them with payment only for the work already completed. A cancellation of an unfinished contract or our disqualification from the bidding process could result in lost revenue and cause our equipment to be idled for a significant period of time until other comparable work becomes available, which could have a material adverse effect on our financial condition, results of operations and liquidity.

Our operations are subject to special hazards that may cause personal injury or property damage, subjecting us to liabilities and possible losses which may not be covered by insurance.

Operating hazards inherent in our business, some of which may be outside our control, can cause personal injury and loss of life, damage to or destruction of property, plant and equipment and environmental damage. We maintain insurance coverage in amounts and against the risks we believe are consistent with industry practice, but this insurance may not be adequate or available to cover all losses or liabilities we may incur in our operations. Our insurance policies are subject to varying levels of deductibles. Losses up to our deductible amounts are accrued based upon our estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. However, liabilities subject to insurance are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety programs. If we were to experience insurance claims or costs above our estimates, we might also be required to use working capital to satisfy these claims rather than using working capital to maintain or expand our operations.

Unexpected factors affecting self-insurance claims and reserve estimates could adversely affect our business.

We use a combination of third-party insurance and self-insurance to provide for potential liabilities for workers’ compensation, general liability, vehicle accident, property and medical benefit claims. Although we believe we have minimized our exposure on individual claims, for the benefit of costs savings we have accepted the risk of multiple independent material claims arising. We estimate the projected losses and liabilities associated with the risks retained by us, in part, by considering historical claims experience, demographic and severity factors and other actuarial assumptions which, by their nature, are subject to a high degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, discount rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. Any such matters could have a material adverse effect on our financial condition, results of operations and liquidity.

Risks Related to Our Indebtedness

Our substantial leverage could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy or our industry and pay our debts and could divert our cash flow from operations to debt payments.

We are highly leveraged. As of December 27, 2014 our total debt was approximately $1,064.9 million. Our high degree of leverage could have important consequences, including:

•	requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and pursue future business opportunities;

•	increasing our vulnerability to general economic and industry conditions;

•	exposing us to the risk of increased interest rates as our borrowings under our senior secured credit facilities are at variable rates of interest;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes; and

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.

We are a holding company, and our consolidated assets are owned by, and our business is conducted through, our subsidiaries. Revenues from these subsidiaries are our primary source of funds for debt payments and operating expenses. If our subsidiaries are restricted from making distributions to us, that may impair our ability to meet our debt service obligations or otherwise fund our operations. Moreover, there may be restrictions on payments by subsidiaries to their parent companies under applicable laws, including laws that require companies to maintain minimum amounts of capital and to make payments to stockholders only from profits. As a result, although a subsidiary of ours may have cash, we may not be able to obtain that cash to satisfy our obligation to service our outstanding debt or fund our operations.

Certain of our debt agreements impose significant operating and financial restrictions on us and our subsidiaries, which could prevent us from capitalizing on business opportunities.

The indenture that governs our 10 1⁄2% Senior Notes due 2020 (“senior notes”) and the credit agreement that governs our senior secured credit facilities impose significant operating and financial restrictions on us. These restrictions will limit our ability and/or the ability of our subsidiaries to, among other things:

•	incur or guarantee additional debt or issue disqualified stock or preferred stock;

•	pay dividends (including to us) and make other distributions on, or redeem or repurchase, capital stock;

•	make certain investments;

•	incur certain liens;

•	enter into transactions with affiliates;

•	merge or consolidate;

•	enter into agreements that restrict the ability of restricted subsidiaries to make dividends or other payments to the issuers;

•	designate restricted subsidiaries as unrestricted subsidiaries; and

•	transfer or sell assets.

As a result of these restrictions, we are limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants.

Our failure to comply with the restrictive covenants described above as well as other terms of our other indebtedness and/or the terms of any future indebtedness from time to time could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms or are unable to refinance these borrowings, our results of operations and financial condition could be adversely affected.

Servicing our indebtedness will require a significant amount of cash. Our ability to generate sufficient cash depends on many factors, some of which are not within our control.

Our ability to make payments on our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. To a certain extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are unable to generate sufficient cash flow to service our debt and meet our other commitments, we may need to restructure or refinance all or a portion of our debt, sell material assets or operations or raise additional debt or equity capital. We may not be able to effect any of these actions on a timely basis, on commercially reasonable terms or at all, and these actions may not be sufficient to meet our capital requirements. In addition, the terms of our existing or future debt arrangements could restrict us from effecting any of these alternatives.

Despite our current level of indebtedness, we may still be able to incur substantially more debt. This could further exacerbate the risks to our financial condition described above.

We may be able to incur significant additional indebtedness in the future. Although the indenture governing our senior notes and the credit agreement governing our senior secured credit facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and we could incur substantial additional indebtedness in compliance with these restrictions. If we incur any additional indebtedness that ranks equally with the notes, subject to collateral arrangements, the holders of that debt will be entitled to share ratably with you in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of our company. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. Our senior secured credit facilities include an uncommitted incremental facility that will allow us the option to increase the amount available under the term loan facility and/or the senior secured revolving credit facility by (i) $135.0 million plus (ii) an additional amount so long as we are in pro forma compliance with a consolidated first lien net leverage ratio. Availability of such incremental facilities will be subject to, among other conditions, the absence of an event of default and pro forma compliance with the financial covenants under our credit agreement and the receipt of commitments by existing or additional financial institutions.

Other Risks

Our success is dependent on our Chief Executive Officer and other key personnel.

Our success depends on the continuing services of our Chief Executive Officer, Mr. Tom Hill, and other key personnel. We believe that Mr. Hill possesses valuable knowledge and skills that are crucial to our success and would be very difficult to replicate. Our senior management team was assembled under the leadership of Mr. Hill. The team was assembled with a view towards substantial growth, and the size and aggregate compensation of the team increased substantially. The associated significant increase in overhead expense could decrease our margins if we fail to grow substantially. Not all of our senior management team resides near or works at our headquarters. The geographic distance of the members of our senior management team may impede the team’s ability to work together effectively. Our success will depend, in part, on the efforts and abilities of our senior management and their ability to work together. We cannot assure you that they will be able to do so.

Over time, our success will depend on attracting and retaining qualified personnel. Competition for senior management is intense, and we may not be able to retain our management team or attract additional qualified personnel. The loss of a member of senior management would require our remaining senior officers to divert immediate attention, which could be substantial, or require costly external resources in the short term. The inability to adequately fill vacancies in our senior executive positions on a timely basis could negatively affect our ability to implement our business strategy, which could adversely affect our results of operations and prospects.

We use large amounts of electricity, diesel fuel, liquid asphalt and other petroleum-based resources that are subject to potential reliability issues, supply constraints and significant price fluctuation, which could affect our financial position, operating results and liquidity.

In our production and distribution processes, we consume significant amounts of electricity, diesel fuel, liquid asphalt and other petroleum-based resources. The availability and pricing of these resources are subject to market forces that are beyond our control. Furthermore, we are vulnerable to any reliability issues experienced by our suppliers, which also are beyond our control. Our suppliers contract separately for the purchase of such resources and our sources of supply could be interrupted should our suppliers not be able to obtain these materials due to higher demand or other factors that interrupt their availability. Variability in the supply and prices of these resources could materially affect our financial position, results of operations and liquidity from period to period.

Climate change and climate change legislation or regulations may adversely affect our business.

A number of governmental bodies have introduced or are contemplating legislative and regulatory changes in response to the potential effects of climate change. Such legislation or regulation has and potentially could include provisions for a “cap and trade” system of allowances and credits, among other provisions. The EPA promulgated a mandatory reporting rule covering greenhouse gas emissions from sources considered to be large emitters. The EPA has also promulgated a greenhouse gas (“GHG”) emissions permitting rule, referred to as the “Tailoring Rule” which sets forth criteria for determining which facilities are required to obtain permits for GHG emissions pursuant to the U.S. Clean Air Act’s Prevention of Significant Deterioration (“PSD”) and Title V operating permit programs. The U.S. Supreme Court ruled in June 2014 that the EPA exceeded its statutory authority in issuing the Tailoring Rule but upheld the Best Available Control Technology (“BACT”) requirements for GHGs emitted by sources already subject to PSD requirements for other pollutants. Our cement plant and one of our landfills hold Title V Permits. If future modifications to our facilities require PSD review for other pollutants, GHG BACT requirements may also be triggered, which could require significant additional costs.

Other potential effects of climate change include physical effects such as disruption in production and product distribution as a result of major storm events and shifts in regional weather patterns and intensities. There is also a potential for climate change legislation and regulation to adversely affect the cost of purchased energy and electricity.

The effects of climate change on our operations are highly uncertain and difficult to estimate. However, because a chemical reaction inherent to the manufacture of Portland cement releases carbon dioxide, a GHG, cement kiln operations may be disproportionately affected by future regulation of GHGs. Climate change and legislation and regulation concerning GHGs could have a material adverse effect on our financial condition, results of operations and liquidity.

Affiliates of the Sponsors indirectly own the substantial majority of the equity interests in us and may have conflicts of interest with us or holders of our senior notes in the future.

The Sponsors indirectly own a substantial majority of our equity interests. As a result, affiliates of the Sponsors have control over our decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of equity holders regardless of whether holders of our senior notes believe that any such transactions are in their own best interests. For example, affiliates of the Sponsors could collectively cause us to make acquisitions that increase the amount of our indebtedness or to sell assets, or could cause us to issue additional capital stock or declare dividends. So long as the Sponsors continue to indirectly own a significant amount of our outstanding equity interests, affiliates of the Sponsors will continue to be able to strongly influence or effectively control our decisions.

The indenture governing our senior notes and the credit agreement governing our senior secured credit facilities permit us to pay advisory and other fees, dividends and make other restricted payments to the Sponsors under certain circumstances and the Sponsors or their respective affiliates may have an interest in our doing so. In addition, the Sponsors have no obligation to provide us with any additional debt or equity financing.

Additionally, the Sponsors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us or that supply us with goods and services. The Sponsors may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. The holders of our senior notes should consider that the interests of the Sponsors may differ from their interests in material respects. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Certain Relationships and Related Party Transactions, and Director Independence.”

Unexpected operational difficulties at our facilities could disrupt operations, raise costs, and reduce revenue and earnings in the affected locations.

The reliability and efficiency of certain of our facilities, such as our sole cement manufacturing kiln, is dependent upon vital pieces of equipment. Although we have scheduled outages to perform maintenance on certain of our facilities, vital equipment may periodically experience unanticipated disruptions due to accidents, mechanical failures or other unanticipated events such as fires, explosions, violent weather conditions or other unexpected operational difficulties. A substantial interruption of one of our facilities could require us to make significant capital expenditures to restore operations and could disrupt our operations, raise costs, and reduce revenue and earnings in the affected locations.

We are dependent on information technology. Our systems and infrastructure face certain risks, including cyber security risks and data leakage risks.

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

Labor disputes could disrupt operations of our businesses.

As of December 27, 2014, labor unions represented approximately 5.4% of our total employees, substantially all at Continental Cement and Mainland. Our collective bargaining agreements for employees generally expire between 2015 and 2018. Although we believe we have good relations with our employees and unions, disputes with our trade unions, or the inability to renew our labor agreements, could lead to strikes or other actions that could disrupt our operations, raise costs, and reduce revenue and earnings in the affected locations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES.

Properties

Our headquarters are located in a 16,653 square foot office space, which we lease in Denver, Colorado, under a lease expiring on August 31, 2017.

As of December 27, 2014, we also operated 134 quarries and sand deposits, 39 asphalt paving mix plants and 64 fixed and portable ready-mixed concrete plants and had 50 office locations.

The following chart sets forth specifics of our production and distribution facilities as of December 27, 2014:

Region	Property	Owned/ Leased	Aggregates	Asphalt Plant	Ready Mixed Concrete	Cement	Landfill	Other*
West	DeQueen, Arkansas	Leased	—	X	—	—	—	—
West	Kirby, Arkansas	Leased	Sandstone	—	—	—	—	—
West	Texarkana, Arkansas	Leased	—	X	—	—	—	—
West	Abbotsford, British Columbia	Owned	—	—	—	—	—	X
West	Abbotsford, British Columbia	Leased	Granite	—	—	—	—	—
West	Abbotsford, British Columbia	Leased	Granite	—	—	—	—	—
West	Richmond, British Columbia	Owned/Leased	—	—	—	—	—	X
West	Richmond, British Columbia	Leased	—	—	—	—	—	X
West	Surrey, British Columbia	Leased	—	—	—	—	—	X
West	Surrey, British Columbia	Leased	—	—	—	—	—	X
West	Langley, British Columbia	Leased	—	—	—	—	—	X
West	Clark, Colorado	Leased	Sand and Gravel	—	—	—	—	—
West	Craig, Colorado	Owned	Sand and Gravel	X	—	—	—	—
West	Craig, Colorado	Leased	Sand and Gravel	—	—	—	—	—
West	Craig, Colorado	Leased	Sand and Gravel	—	—	—	—	—
West	Delta, Colorado	Owned/Leased	Sand and Gravel	—	—	—	—	—
West	Delta, Colorado	Leased	Sand and Gravel	—	—	—	—	—
West	Durango, Colorado	Leased	Sand and Gravel	X	—	—	—	—
West	Durango, Colorado	Leased	Sand and Gravel	—	X	—	—	—
West	Eagle, Colorado	Leased	—	X	—	—	—	—
West	Fruita, Colorado	Leased	Sand and Gravel	—	—	—	—	—
West	Grand Junction, Colorado	Owned	Sand and Gravel	—	—	—	—	—
West	Grand Junction, Colorado	Owned	Sand and Gravel	—	—	—	—	—
West	Grand Junction, Colorado	Owned	—	X	—	—	—	—
West	Grand Junction, Colorado	Owned/Leased	Sand and Gravel	—	X	—	—	—
West	Grand Junction, Colorado	Leased	Sand and Gravel	—	—	—	—	—
West	Grand Junction, Colorado	Owned	—	—	X	—	—	—
West	Parachute, Colorado	Leased	Sand and Gravel	—	—	—	—	—
West	Parachute, Colorado	Leased	Sand and Gravel	—	—	—	—	—
West	Silverton, Colorado	Leased	—	—	X	—	—	—
West	Whitewater, Colorado	Leased	Sand and Gravel	—	—	—	—	—
West	Whitewater, Colorado	Owned/Leased	Sand and Gravel	—	—	—	—	—
West	Whitewater, Colorado	Leased	Sand and Gravel	—	—	—	—	—
West	Woody Creek, Colorado	Owned	Sand and Gravel	X	—	—	—	—
Central	Bettendorf, Iowa	Owned	—	—	—	X	—	—
West	Bliss, Idaho	Owned	Sand and Gravel	—	—	—	—	—
West	Burley, Idaho	Owned	Sand and Gravel	—	—	—	—	—
West	Jerome, Idaho	Owned	—	—	X	—	—	X
West	Rupert, Idaho	Owned	—	—	X	—	—	—
West	Rupert, Idaho	Leased	Sand and Gravel	—	—	—	—	—
West	Rupert, Idaho	Owned	Sand and Gravel	—	—	—	—	—
West	Rupert, Idaho	Owned	Sand and Gravel	—	—	—	—	—
West	Twin Falls, Idaho	Owned	—	—	X	—	—	X
Central	Andover, Kansas	Owned	—	—	X	—	—	—
Central	Chapman, Kansas	Leased	Limestone	—	—	—	—	—
Central	Cummings, Kansas	Leased	Limestone	—	—	—	—	—
Central	Derby, Kansas	Owned	—	—	—	—	—	X
Central	Easton, Kansas	Leased	Limestone	—	—	—	—	—
Central	El Dorado, Kansas	Leased	—	—	X	—	—	—
Central	El Dorado, Kansas	Owned	—	—	—	—	—	—
Central	Emporia, Kansas	Owned	—	—	X	—	—	—
Central	Eudora, Kansas	Owned	Limestone	X	—	—	—	—
Central	Eudora, Kansas	Leased	Limestone	—	—	—	—	—
Central	Eureka, Kansas	Owned	—	—	X	—	—	—
Central	Garnett, Kansas	Leased	—	—	X	—	—	—
Central	Grantville, Kansas	Leased	Limestone	—	—	—	—	—
Central	Herington, Kansas	Leased	Limestone	—	—	—	—	—
Central	Highland, Kansas	Leased	Limestone	—	—	—	—	—
Central	Holton, Kansas	Leased	Limestone	—	—	—	—	—
Central	Holton, Kansas	Owned	—	—	X	—	—	—
Central	Howard, Kansas	Owned	—	—	X	—	—	—
Central	Lawrence, Kansas	Owned	—	—	—	—	X	—
Central	Lawrence, Kansas	Owned	Limestone	—	—	—	—	—
Central	Lawrence, Kansas	Owned	Limestone	—	—	—	—	—
Central	Lawrence, Kansas	Leased	Limestone	—	—	—	—	—
Central	Leavenworth, Kansas	Leased	Limestone	—	—	—	—	—
Central	Linwood, Kansas	Owned	Limestone	—	—	—	—	—
Central	Moline, Kansas	Leased	Limestone	—	—	—	—	—
Central	New Strawn, Kansas	Owned	—	—	X	—	—	—
Central	Olsburg, Kansas	Leased	Limestone	—	—	—	—	—

Region	Property	Owned/ Leased	Aggregates	Asphalt Plant	Ready Mixed Concrete	Cement	Landfill	Other*
Central	Onaga, Kansas	Leased	Limestone	—	—	—	—	—
Central	Osage City, Kansas	Leased	Limestone	—	—	—	—	—
Central	Osage City, Kansas	Owned	—	—	X	—	—	—
Central	Ottawa, Kansas	Owned	—	—	X	—	—	—
Central	Oxford, Kansas	Leased	Sand and Gravel	—	—	—	—	—
Central	Ozawkie, Kansas	Owned	—	—	X	—	—	—
Central	Perry, Kansas	Owned	—	—	—	—	—	X
Central	Perry, Kansas	Leased	Limestone	—	—	—	—	—
Central	Salina, Kansas	Leased	—	—	X	—	—	—
Central	Severy, Kansas	Leased	Limestone	—	—	—	—	—
Central	St. Joseph, Kansas	Owned	—	—	X	—	—	—
Central	St. Joseph, Kansas	Leased	—	—	—	—	—	X
Central	St. Mary’s, Kansas	Leased	Limestone	—	—	—	—	—
Central	Tonganoxie, Kansas	Leased	Limestone	—	—	—	—	—
Central	Topeka, Kansas	Leased	—	X	—	—	—	—
Central	Topeka, Kansas	Leased	—	—	X	—	—	—
Central	Topeka, Kansas	Leased	—	—	X	—	—	—
Central	Topeka, Kansas	Owned	—	—	—	—	—	X
Central	Topeka, Kansas	Leased	Sand and Gravel	—	—	—	—	—
Central	Topeka, Kansas	Owned	Sand and Gravel	—	—	—	—	—
Central	Troy, Kansas	Leased	Limestone	—	—	—	—	—
Central	Washington, Kansas	Leased	Limestone	—	—	—	—	—
Central	White City, Kansas	Leased	Limestone	—	—	—	—	—
Central	Wichita, Kansas	Owned	—	—	—	—	X	—
Central	Wichita, Kansas	Owned	—	—	—	—	X	—
Central	Wichita, Kansas	Owned	—	—	X	—	—	—
Central	Wichita, Kansas	Owned	—	—	X	—	—	—
Central	Wichita, Kansas	Owned	—	—	—	—	—	X
Central	Wichita, Kansas	Owned	—	—	—	—	—	—
Central	Wichita, Kansas	Owned	—	—	X	—	—	—
Central	Wichita, Kansas	Owned	—	—	—	—	—	X
Central	Wichita, Kansas	Owned	—	—	—	—	—	X
Central	Wichita, Kansas	Owned	—	—	—	—	—	X
Central	Wichita, Kansas	Owned	—	X	—	—	—	—
Central	Wichita, Kansas	Owned	—	X	—	—	—	—
Central	Wichita, Kansas	Owned	—	X	—	—	—	—
Central	Wichita, Kansas	Owned	Sand and Gravel	—	—	—	—	—
Central	Wichita, Kansas	Leased	Sand and Gravel	—	—	—	—	—
Central	Wichita, Kansas	Owned	Sand and Gravel	—	—	—	—	—
Central	Wichita, Kansas	Owned	—	—	—	—	—	X
Central	Wichita, Kansas	Owned	—	—	—	—	—	—
Central	Wichita, Kansas	Owned	—	—	—	—	—	—
Central	Wichita, Kansas	Owned	—	—	—	—	—	—
Central	Wichita, Kansas	Owned	Sand and Gravel	—	—	—	—	—
Central	Winchester, Kansas	Leased	Limestone	—	—	—	—	—
Central	Woodbine, Kansas	Leased	Limestone	—	—	—	—	—
Central	Woodbine, Kansas	Owned	Limestone	—	—	—	—	—
East	Avon, Kentucky	Leased	—	—	—	—	—	X
East	Beattyville, Kentucky	Leased	Limestone	X	—	—	—	—
East	Bethelridge, Kentucky	Owned	Limestone	X	—	—	—	—
East	Burnside, Kentucky	Owned/Leased	Limestone	X	—	—	—	—
East	Carrollton, Kentucky	Leased	—	X	—	—	—	—
East	Carrollton, Kentucky	Leased	—	—	—	—	—	X
East	Carrollton, Kentucky	Owned	—	—	—	—	—	X
East	Cave City, Kentucky	Owned	Limestone	—	—	—	—	—
East	Cave City, Kentucky	Owned	Limestone	—	—	—	—	—
East	Crestwood, Kentucky	Leased	—	X	—	—	—	—
East	Flat Lick, Kentucky	Owned	—	X	—	—	—	—
East	Glasgow, Kentucky	Leased	—	—	—	—	—	X
East	Glasgow, Kentucky	Leased	Limestone	—	—	—	—	—
East	Glasgow, Kentucky	Leased	Limestone	—	—	—	—	—
East	Horsecave, Kentucky	Owned/Leased	Limestone	—	—	—	—	—
East	Jackson, Kentucky	Owned	—	X	—	—	—	—
East	Knob Lick, Kentucky	Owned	Limestone	—	—	—	—	X
East	Magnolia, Kentucky	Owned	Sand and Gravel	—	—	—	—	—
East	Middlesboro, Kentucky	Owned	—	X	—	—	—	—
East	Monticello, Kentucky	Owned	Limestone	—	—	—	—	—
East	Morehead, Kentucky	Leased	—	X	—	—	—	X
East	Paris, Kentucky	Owned	—	—	—	—	—	X
East	Paris, Kentucky	Leased/Owned	Limestone	X	—	—	—	X
East	Pineville, Kentucky	Leased	Limestone	—	—	—	—	—
East	Ravenna, Kentucky	Leased	Limestone	X	—	—	—	—
East	Richmond, Kentucky	Owned	—	—	—	—	—	X

Region	Property	Owned/ Leased	Aggregates	Asphalt Plant	Ready Mixed Concrete	Cement	Landfill	Other*
East	Scottsville, Kentucky	Leased	Limestone	—	—	—	—	—
East	Somerset, Kentucky	Leased	Limestone	—	—	—	—	—
East	Somerset, Kentucky	Owned/Leased	Limestone	X	—	—	—	X
East	Stanton, Kentucky	Owned/Leased	Limestone	X	—	—	—	—
East	Tompkinsville, Kentucky	Leased	Limestone	—	—	—	—	—
East	WestLiberty, Kentucky	Owned	Limestone	X	—	—	—	—
Central	Amazonia, Missouri	Owned	Limestone	—	—	—	—	—
Central	Barnard, Missouri	Leased	Limestone	—	—	—	—	—
Central	Bethany, Missouri	Leased	Limestone	—	—	—	—	—
Central	Blythedale, Missouri	Leased	Limestone	—	—	—	—	—
Central	Cameron, Missouri	Owned	—	—	—	—	—	X
Central	Chesterfield, Missouri	Leased	—	—	—	X	—	—
Central	Columbia, Missouri	Leased	Limestone	—	—	—	—	—
Central	Columbia, Missouri	Owned	Limestone	—	X	—	—	—
Central	Columbia, Missouri	Owned	—	—	—	—	—	X
Central	Columbia, Missouri	Owned	—	—	—	—	—	—
Central	Columbia, Missouri	Owned	—	—	X	—	—	—
Central	Columbia, Missouri	Owned	—	—	X	—	—	—
Central	Columbia, Missouri	Owned	—	—	X	—	—	—
Central	Columbia, Missouri	Leased	Limestone	—	—	—	—	—
Central	Cowgil, Missouri	Leased	Limestone	—	—	—	—	—
Central	Dawn, Missouri	Leased	Limestone	—	—	—	—	—
Central	Edinburg, Missouri	Leased	Limestone	—	—	—	—	—
Central	Gallatin, Missouri	Leased	Limestone	—	—	—	—	—
Central	Hannibal, Missouri	Owned	Limestone	—	—	X	—	X
Central	Huntsville, Missouri	Owned/Leased	Limestone	—	—	—	—	—
Central	Maitland, Missouri	Owned/Leased	Limestone	—	—	—	—	—
Central	Mercer, Missouri	Leased	Limestone	—	—	—	—	—
Central	Moberly, Missouri	Owned	—	—	X	—	—	—
Central	Oregon, Missouri	Leased	Limestone	—	—	—	—	—
Central	Owensville, Missouri	Owned	Clay	—	—	X	—	—
Central	Pattonsburg, Missouri	Leased	Limestone	—	—	—	—	—
Central	Pattonsburg, Missouri	Leased	Limestone	—	—	—	—	—
Central	Princeton, Missouri	Leased	Limestone	—	—	—	—	—
Central	Ravenwood, Missouri	Leased	Limestone	—	—	—	—	—
Central	Savannah, Missouri	Owned/Leased	Limestone	—	—	—	—	—
Central	Savannah, Missouri	Leased	—	—	—	—	—	X
Central	Sedalia, Missouri	Leased	Limestone	—	—	—	—	—
Central	St. Louis, Missouri	Owned	—	—	—	X	—	—
Central	Stet, Missouri	Leased	Limestone	—	—	—	—	—
Central	Trenton, Missouri	Leased	Limestone	—	—	—	—	—
Central	Pawnee City, Nebraska	Leased	Limestone	—	—	—	—	—
West	Sawyer, Oklahoma	Owned/Leased	Sandstone	—	—	—	—	—
East	Jefferson, South Carolina	Leased	Granite	—	—	—	—	—
East	Mt. Croghan, South Carolina	Leased	Sand and Gravel	—	—	—	—	—
East	Jellico, Tennessee	Leased	Limestone	—	—	—	—	—
West	Altair, Texas	Leased	Sand and Gravel	—	—	—	—	—
West	Amarillo, Texas	Leased	—	X	—	—	—	—
West	Austin, Texas	Leased	—	—	—	—	—	X
West	Austin, Texas	Leased	—	—	—	—	—	—
West	Big Springs, Texas	Owned	—	—	X	—	—	—
West	Blessing, Texas	Owned	Sand and Gravel	—	—	—	—	—
West	Brookshire, Texas	Owned	—	—	X	—	—	—
West	Buda, Texas	Leased	Limestone	—	—	—	—	X
West	Buda, Texas	Leased	—	X	—	—	—	—
West	Buda, Texas	Owned	—	X	—	—	—	—
West	Columbus, Texas	Leased	Sand and Gravel	—	—	—	—	—
West	Columbus, Texas	Leased	Sand and Gravel	—	—	—	—	—
West	Columbus, Texas	Leased	—	—	—	—	—	X
West	Crane, Texas	Owned	—	—	X	—	—	—
West	Cypress, Texas	Owned	—	—	X	—	—	—
West	Denison, Texas	Owned	—	X	—	—	—	—
West	Denison, Texas	Owned	—	—	—	—	—	X
West	Eagle Lake, Texas	Leased	Sand and Gravel	—	—	—	—	—
West	Eagle Lake, Texas	Leased	Sand and Gravel	—	—	—	—	—
West	Eagle Lake, Texas	Owned	Sand and Gravel	—	—	—	—	—
West	Edna, Texas	Owned	—	—	—	—	—	X
West	El Campo, Texas	Owned	—	—	—	—	—	X
West	Florence, Texas	Owned	Limestone	—	—	—	—	—
West	Florence, Texas	Owned	—	X	—	—	—	—
West	Garwood, Texas	Leased	Sand and Gravel	—	—	—	—	—
West	Gonzales, Texas	Leased	—	—	—	—	—	X
West	Greenville, Texas	Owned	—	X	—	—	—	—
West	Greenville, Texas	Owned	—	X	—	—	—	—

Region	Property	Owned/ Leased	Aggregates	Asphalt Plant	Ready Mixed Concrete	Cement	Landfill	Other*
West	Greenwood, Texas	Leased	Limestone	—	—	—	—	X
West	Guthrie, Texas	Leased	—	X	—	—	—	—
West	Hartley, Texas	Leased	—	X	—	—	—	—
West	Holiday, Texas	Leased	—	—	—	—	—	X
West	Houston, Texas	Owned	—	—	X	—	—	—
West	Houston, Texas	Owned	—	—	X	—	—	—
West	Katy, Texas	Owned	—	—	X	—	—	—
West	Manvel, Texas	Owned	—	—	X	—	—	—
West	Midland, Texas	Owned	—	—	X	—	—	—
West	Midland, Texas	Owned	—	—	X	—	—	—
West	Monahans, Texas	Owned	—	—	X	—	—	—
West	Monahans, Texas	Owned	—	—	X	—	—	—
West	Mount Pleasant, Texas	Leased	—	X	—	—	—	—
West	Mustang Ridge, Texas	Owned	—	X	—	—	—	—
West	Odessa, Texas	Owned	—	—	X	—	—	—
West	Odessa, Texas	Owned	—	—	X	—	—	—
West	Paris, Texas	Leased	—	—	—	—	—	X
West	Paris, Texas	Owned	—	—	—	—	—	X
West	Paris, Texas	Owned	—	X	—	—	—	—
West	Pecos, Texas	Leased	—	—	X	—	—	—
West	Pyote, Texas	Owned	Sand and Gravel	—	—	—	—	X
West	Richmond, Texas	Leased	—	—	—	—	—	X
West	Richmond, Texas	Owned	—	—	X	—	—	—
West	Rosenberg, Texas	Owned	—	—	X	—	—	—
West	Sulphur Springs, Texas	Owned	—	—	—	—	—	X
West	Texarkana, Texas	Leased	—	—	—	—	—	X
West	Victoria, Texas	Owned	—	—	—	—	—	X
West	Waller, Texas	Owned	—	—	X	—	—	—
West	American Fork, Utah	Owned	—	—	X	—	—	—
West	Aurora, Utah	Owned	—	—	X	—	—	—
West	Bluffdale, Utah	Owned	Sand and Gravel	—	X	—	—	—
West	Highland, Utah	Leased	Sand and Gravel	—	X	—	—	—
West	Manti, Utah	Owned	—	—	X	—	—	—
West	Midvale, Utah	Owned	—	—	X	—	—	—
West	Mona, Utah	Leased	Sand and Gravel	—	X	—	—	—
West	Mona, Utah	Owned	Sand and Gravel	—	—	—	—	—
West	Mount Pleasant, Utah	Owned	—	—	X	—	—	—
West	Parley’s Canyon, Utah	Leased	Limestone	—	—	—	—	—
West	Salt Lake City, Utah	Owned	—	—	X	—	—	—
West	Sandy, Utah	Owned	—	—	—	—	—	X
West	Springville, Utah	Owned	—	—	X	—	—	—
West	Stockton, Utah	Owned	Sand and Gravel	—	—	—	—	—
West	Tooele, Utah	Leased	Sand and Gravel	—	—	—	—	—
West	Tooele, Utah	Owned	Sand and Gravel	—	—	—	—	—
West	WestHaven, Utah	Owned	—	—	X	—	—	—
West	WestJordan, Utah	Owned	—	—	X	—	—	X
West	WestValley City, Utah	Leased	—	—	—	—	—	X
West	WestValley City, Utah	Owned	Sand and Gravel	X	X	—	—	—
East	Ewing, Virginia	Leased	Limestone	—	—	—	—	—
West	Big Piney, Wyoming	Leased	—	—	X	—	—	—
West	Evanston, Wyoming	Owned	—	—	X	—	—	—
West	Kemmerer, Wyoming	Leased	—	—	X	—	—	—

*	Other primarily consists of office space.

ITEM 3.	LEGAL PROCEEDINGS.

We are party to certain legal actions arising from the ordinary course of business activities. While the ultimate results of claims and litigation cannot be predicted with certainty, management expects that the ultimate resolution of all current pending or threatened claims and litigation will not have a material effect on our consolidated results of operations, financial position or liquidity.

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

There are no established public trading markets for our equity securities. Summit Materials Intermediate Holdings, LLC, which is indirectly wholly owned by Summit Holdings, owns 100 percent of our outstanding limited liability company interests. The agreements governing our indebtedness limit our ability to issue certain preferred shares, pay dividends, redeem stock or make other distributions.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table sets forth consolidated financial data for the five most recent years, derived from our audited consolidated financial statements. The selected statements of operations data for the three years ended December 27, 2014, December 28, 2013 and December 29, 2012 and the selected balance sheet data as of December 27, 2014 and December 28, 2013 are derived from our audited consolidated financial statements included elsewhere in this report. The selected statements of operations data for the years ended December 31, 2011 and the December 31, 2010 and the selected balance sheet data as of December 29, 2012, December 31, 2011 and December 31, 2010 are derived from audited consolidated financial statements not included in this report. In 2011, Summit Materials adopted a 52-53 week year with each quarter consisting of 13 weeks ending on a Saturday. The 53-week year occurs approximately once every seven years. The additional week in the 53-week year will be included in the fourth quarter. Historical results are not indicative of the results to be expected in the future.

You should read the following information together with the more detailed information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the accompanying notes appearing elsewhere in this report.

	Year Ended
	December 27,	December 28,	December 29,	December 31,	December 31,
(in thousands)	2014	2013	2012	2011	2010
Statement of Operations Data:
Total revenue	$1,204,231	$916,201	$926,254	$789,076	$405,297
Total cost of revenue (excluding items shown separately below)	887,160	677,052	713,346	597,654	284,336
General and administrative expenses	150,732	142,000	127,215	95,826	48,557
Goodwill impairment	—	68,202	—	—	—
Depreciation, depletion, amortization and accretion	87,826	72,934	68,290	61,377	33,870
Transaction costs	8,554	3,990	1,988	9,120	22,268

Operating (loss) income	69,959	(47,977)	15,415	25,099	16,266
Other (income) expense, net	(3,447)	(1,737)	(1,182)	(21,244)	1,583
Loss on debt financings	—	3,115	9,469	—	9,975
Interest expense	86,742	56,443	58,079	47,784	25,430

Loss from continuing operations before tax	(13,336)	(105,798)	(50,951)	(1,441)	(20,722)
Income tax( benefit) expense	(6,983)	(2,647)	(3,920)	3,408	2,363

Loss from continuing operations	$(6,353)	$(103,151)	$(47,031)	$(4,849)	$(23,085)

Cash Flow Data
Net cash provided by (used for):
Operating activities	$79,089	$66,412	$62,279	$23,253	$(20,529)
Investing activities	(461,280)	(111,515)	(85,340)	(192,331)	(499,381)
Financings activities	380,489	32,589	7,702	146,775	575,389
Balance Sheet Data (as of period end):
Cash	$13,215	$14,917	$27,431	$42,790	$65,093
Total assets	1,729,777	1,247,794	1,281,213	1,284,265	1,101,581
Total debt (including current portion of long-term debt)	1,064,917	688,987	639,843	608,981	559,980
Capital leases	31,210	8,026	3,092	3,158	3,217
Total member’s interest	286,983	283,551	382,428	436,372	345,993
Redeemable noncontrolling interests	33,740	24,767	22,850	21,300	21,300
Other Financial Data (as of period end):
Total hard assets (1)	$1,062,154	$928,210	$906,584	$906,166	$775,457
Ratio of earnings to fixed charges (2)	0.8x	N/A	0.1x	1.0x	0.2x

(1)	Defined as the balance sheet book value of the sum of (a) net property, plant and equipment and (b) inventories.
(2)	The ratio of earnings to fixed charges is determined by dividing earnings, as adjusted by the adjustments listed on Exhibit 12.1 hereto, by fixed charges. Fixed charges consist of interest on indebtedness plus that portion of operating lease rentals representative of the interest factor (deemed to be 33% of operating lease rentals). Earnings were insufficient to cover fixed charges by $107.5 million in the year ended December 28, 2013.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion of our results of operations and financial condition with the “Selected Historical Consolidated Financial Data” section of this report and our audited consolidated financial statements and the related notes thereto included elsewhere in this report. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this report. Our actual results may differ materially from those contained in any forward-looking statements.

Overview

We are one of the fastest growing construction materials companies in the United States, with a 197% increase in revenue between the year ended December 31, 2010 and the year ended December 27, 2014, as compared to an average increase of approximately 38% in revenue reported by our competitors over the same period. Our materials include aggregates, which we supply across the country, with a focus on Texas, Kansas, Kentucky, Utah and Missouri, and cement, which we supply primarily in Missouri, Iowa and Illinois. Within our markets, we offer customers a single-source provider for construction materials and related downstream products through our vertical integration. In addition to supplying aggregates to customers, we use our materials internally to produce ready-mixed concrete and asphalt paving mix, which may be sold externally or used in our paving and related services businesses. Our vertical integration creates opportunities to increase aggregates volumes and optimize margin at each stage of production and enables us to provide customers with efficiency gains, convenience and reliability, which we believe gives us a competitive advantage.

Since our first acquisition more than five years ago, we have received equity commitments of $798.1 million, of which $467.5 million has been deployed. Through the deployed equity and debt financings, we have completed 34 acquisitions, which are organized into 11 operating companies that make up our three distinct operating segments—West, Central and East regions—spanning 17 U.S. states and British Columbia, Canada and 27 metropolitan statistical areas. We believe each of our operating companies has a top three market share position in its local market area achieved through their respective, extensive operating history, averaging over 35 years. Our highly experienced management team, led by our President and Chief Executive Officer, Tom Hill, a 30-year industry veteran, has successfully enhanced the operations of acquired companies by focusing on scale advantages, cost efficiencies and pricing discipline to improve profitability and cash flow.

Our proven and probable aggregates reserves were 2.1 billion as of December 27, 2014. From time to time, in connection with certain acquisitions, we engage a third-party engineering firm to perform an aggregates reserves audit, but we do not perform annual reserve audits. By segment, our estimate of proven and probable reserves for which we have permits for extraction and that we consider to be recoverable aggregates of suitable quality for economic extraction, including the underground mine that was substantially completed in 2014 to support our cement plant, are shown in the table below along with average annual production.

		Tonnage of reserves for
		each general type of			Average years	Percent of
	Aggregate	aggregate			until depletion	reserves owned and
	producing		Sand and	Annual	at current	percent leased
Segment	sites	Hard rock (1)	gravel (1)	production (1)	production	Owned	Leased (2)
West	49	297,489	383,494	21,967	31	34%	66%
Central	61	872,883	53,035	5,479	169	69%	31%
East	24	459,057	7,174	4,960	94	39%	61%

Total	134	1,629,429	443,703	32,406

(1)	Hard rock, sand and gravel and annual production tons are shown in thousands.
(2)	Lease terms range from monthly to on-going with an average lease expiry of 2020.

We operate in 17 U.S. states and British Columbia, Canada, and we currently have assets in 15 states and British Columbia, Canada across our three geographic regions. The map below illustrates our geographic footprint:

For the year ended December 27, 2014, approximately 56% of our revenue related to residential and nonresidential construction and approximately 44% related to public infrastructure projects. In general, our aggregates, asphalt paving mix and paving services businesses are weighted towards public infrastructure projects. Our cement and ready-mixed concrete businesses serve both the private construction and public infrastructure markets.

Private construction includes both residential and nonresidential new construction and the repair and remodel markets. From a macroeconomic view, we see positive indicators for the construction sector, including upward trends in housing starts and construction employment and highway obligations. All of these factors should result in increased construction activity in the private sector. However, we do not expect this recovery to be consistent across the United States. Certain of our markets are showing greater, more rapid signs of recovery than other markets.

Public infrastructure includes spending by federal, state and local governments for roads, highways, bridges, airports and other public infrastructure projects. Public infrastructure projects have historically been a relatively stable portion of state and federal budgets. Our acquisitions to date have been primarily focused in states with constitutionally-protected transportation funding sources, which we believe limits our exposure to state and local budgetary uncertainties. Funding for the existing federal transportation funding program expired on September 30, 2014 and on August 1, 2014, a Highway Trust Fund extension bill was enacted. This bill provides approximately $10.8 billion of funding, which is expected to last until May 2015. Any additional funding or successor programs have yet to be approved. With the nation’s infrastructure aging, we expect U.S. infrastructure spending to grow over the long term, and we believe we are well positioned to capitalize on any such increase.

Business Trends and Conditions

The U.S. construction materials industry is composed of four primary sectors: aggregates; cement; ready-mixed concrete; and asphalt paving mix. Each of these materials is widely used in most forms of construction activity. Competition is limited in part by the distance materials can be transported efficiently, resulting in predominantly local or regional operations. Participants in these sectors typically range from small, privately-held companies focused on a single material, product or market to multinational companies that offer a wide array of construction materials, products and related services. We estimate that approximately 65% of the aggregates in the United States are held by private companies.

Our revenue is derived from multiple end-use markets including private residential and nonresidential construction, as well as public infrastructure construction. Residential and nonresidential construction consists of new construction and repair and remodel markets. The construction sectors in the local economies in which we operate have begun to show signs of recovery. However, we could still be affected by any economic stagnation or decline, which could vary by local region and market. Our sales and earnings are sensitive to national, regional and local economic conditions and particularly to cyclical changes in construction spending, especially in the private sector. From a macroeconomic view, we see positive indicators for the construction sector, including upward trends in housing starts, construction employment and highway obligations. All of these factors should result in increased construction activity in the private sector. However, we do not expect this recovery to be consistent across the United States. Certain of our markets are showing greater, more rapid signs of recovery. Increased construction activity in the private sector could lead to increased public infrastructure spending in the relatively near future. Public infrastructure includes spending by federal, state and local governments for roads, highways, bridges, airports and other infrastructure projects. Public infrastructure projects have historically been a relatively stable portion of state and federal budgets. Our acquisitions to date have been primarily focused in states with constitutionally-protected transportation funding sources, which we believe limits our exposure to state and local budgetary uncertainties.

Transportation infrastructure projects, driven by both federal and state funding programs, represent a significant share of the U.S. construction materials market. Funding for the existing federal transportation funding program expired on September 30, 2014 and on August 1, 2014, a Highway Trust Fund extension bill was enacted. This bill provides approximately $10.8 billion of funding, which is expected to last until May 2015. Any additional funding or successor programs have yet to be approved. With the nation’s infrastructure aging, we expect U.S. infrastructure spending to grow over the long term, and we believe we are well positioned to capitalize on any such increase.

In addition to federal funding, highway construction and maintenance funding is also available through state, county and local agencies. Our five largest states by revenue (Texas, Kansas, Kentucky, Utah and Missouri, which represented approximately 34%, 19%, 11%, 10% and 9%, respectively, of our total revenue in 2014) each have funds whose revenue sources are constitutionally protected and are dedicated for transportation projects.

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

Within many of our markets, state and local governments have taken actions to maintain or grow highway funding during a time of uncertainty with respect to federal funding. For example:

•	The Texas legislature recently passed the largest two-year budget in the history of the Texas Department of Transportation (with growth in both new construction and maintenance). In addition, Austin and Houston, Texas have seen rapid residential demand expansion, which we expect to provide a stimulus for nonresidential and public infrastructure demand, as job growth has drawn new residents. On November 4, 2014, voters in Texas passed a proposition that is expected to provide between $1.2 billion and $1.7 billion of incremental funding annually to the Texas Department of Transportation. The funds must be used for construction, maintenance, rehabilitation and acquiring right-of-way for public roads.

•	Increases in heavy truck registration fees, dedicated sales tax revenue and bond issuances have enabled Kansas to maintain stability in public infrastructure spending.

•	We believe that public infrastructure spending in Kentucky, which comprises the majority of our revenue in the state, will remain consistent in the upcoming years.

•	We expect primarily maintenance-related public demand in Utah and Missouri, both of which have recently completed large spending programs.

The table below sets forth additional details regarding our five key states, including growth rates as compared to the U.S. as a whole:

		Revenue by End Market(1)		Projected Industry Growth by End Market 2013 to 2018(2)
	Percentage of Our Total Revenue(1)	Residential and Nonresidential Construction	Public Infrastructure Construction	Residential Construction	Nonresidential Construction	Public Infrastructure Construction
State
Texas	34%	52%	48%	8.9%	6.8%	6.1%
Kansas	19%	41%	59%	11.6%	5.8%	3.4%
Kentucky	11%	10%	90%	12.2%	5.7%	7.2%
Utah	10%	96%	4%	7.5%	6.0%	5.8%
Missouri	9%	72%	28%	10.9%	5.8%	2.8%

Weighted average(3)				10.0%	6.2%	5.3%
United States(2)				9.1%	5.2%	4.5%

(1)	Percentages based on our revenue by state for the year ended December 27, 2014 and management’s estimates as to end markets.
(2)	Source: FMI Management Consulting.
(3)	Calculated using weighted average based on each state’s percentage contribution to our total revenue.

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

We are subject to commodity price risk with respect to price changes in liquid asphalt and energy, including fossil fuels and electricity for aggregates, cement, ready-mixed concrete and asphalt paving mix production, natural gas for hot mix asphalt production and diesel fuel for distribution vehicles and production related mobile equipment. Liquid asphalt escalator provisions in most of our private and commercial contracts limit our exposure to price fluctuations in this commodity. We often obtain similar escalators on public infrastructure contracts. In addition, we enter into various firm purchase commitments, with terms generally less than one year, for certain raw materials. As a result of the contract escalation clauses and effective use of the firm purchase commitments, commodity prices did not have a material effect on our results of operations in the year ended 2014 as compared to the year ended 2013, or in 2013, as compared to 2012.

Our acquisition strategy requires capital contributions or debt financings. As of December 27, 2014 and December 28, 2013, our long-term borrowings, including the current portion and less original issue premium and discount, totaled $1,040.7 million and $695.9 million, respectively, and we incurred $86.7 million and $56.4 million of interest expense in the years ended December 27, 2014 and December 28, 2013, respectively. Although the amounts borrowed and related interest expense are relatively material to us, we have been in compliance with our debt covenants and have made all required principal and interest payments. In addition, our cash flows provided by operating activities were $79.1 million and $66.4 million in the years ended December 27, 2014 and December 28, 2013, respectively, which is net of interest payments. Our senior secured revolving credit facility provides us with up to $150.0 million of borrowings, which has been adequate to fund our seasonal working capital needs and certain acquisitions. As of December 27, 2014, we had no outstanding borrowings under our senior secured revolving credit facility. When we have made additional issuances of senior notes to fund acquisitions, we have complied with the incurrence tests in the indenture governing our senior notes.

Financial Highlights—Year Ended December 27, 2014

The principal factors in evaluating our financial condition and operating results for the year ended December 27, 2014, as compared to the year ended December 28, 2013, are:

•	Revenue increased $288.0 million in 2014 primarily driven by volume increases across our product lines and net increases in prices. The following table presents volume and average selling price changes by product:

	Volume in 2014 Compared to 2013	Average Selling Prices in 2014 Compared to 2013
Aggregates	45.3%	(1.1)%
Cement	9.0%	7.2%
Ready-mixed concrete	135.7%	3.4%
Asphalt	8.8%	(0.4)%

•	Our operating earnings increased $117.9 million to income of $70.0 million in 2014 from a $48.0 million loss in 2013 due to the conversion of increased revenue to operating income in 2014 and 2013 goodwill impairment charges. In 2013, we recognized goodwill impairment charges of $68.2 million as a result of uncertainties in the timing of a sustained recovery in the Utah and Kentucky construction markets.

•	Cash provided by operations improved to $79.1 million in 2014, compared to $66.4 million in 2013 as a result of the improvement in operating income and partially offset by increased interest payments. In 2014, we increased our long-term debt by $375.0 million with the issuance of additional senior notes. The proceeds from the borrowings were primarily used to fund acquisitions.

Acquisitions

In addition to our organic growth, we continued to grow our business through acquisitions in 2014 and 2013, completing the following transactions:

•	On October 3, 2014, we purchased Concrete Supply, which included 10 ready-mixed concrete plants and two sand and gravel sites in Topeka and northeast Kansas, and a ready-mixed concrete plant in western Missouri.

•	On September 30, 2014, we acquired all of the outstanding ownership interests in Colorado County Sand & Gravel Co., L.L.C., a Texas limited liability company, M & M Gravel Sales, Inc., a Texas corporation, Marek Materials Co. Operating, Ltd., a Texas limited partnership, and Marek Materials Co., L.L.C., a Texas limited liability company, which collectively supply aggregates to the west Houston, Texas markets.

•	On September 19, 2014, we acquired all of the membership interests of Southwest Ready Mix, LLC, which included two ready-mixed concrete plants and serves the downtown and southwest Houston, Texas markets.

•	On September 4, 2014, we acquired all of the issued and outstanding shares and certain shareholder notes of Rock Head Holdings Ltd. and B.I.M. Holdings Ltd., which collectively indirectly own all the shares of Mainland Sand and Gravel Ltd., a supplier of construction aggregates to the Vancouver metropolitan area based in Surrey, British Columbia.

•	On July 29, 2014, we acquired all of the assets of Canyon Redi-Mix, Inc., and CRM Mixers LP. The acquired assets include two ready-mixed concrete plants, which serve the Permian Basin region of West Texas.

•	On June 9, 2014, we acquired all of the membership interests of Buckhorn Materials, LLC, an aggregates quarry in South Carolina, and Construction Materials Group LLC, a sand pit in South Carolina.

•	On March 31, 2014, we acquired all of the stock of Troy Vines, Incorporated, an integrated aggregates and ready-mixed concrete business headquartered in Midland, Texas, which serves the Permian Basin region of West Texas.

•	On January 17, 2014, we acquired certain aggregates and ready-mixed concrete assets of Alleyton in Houston, Texas, which expands our presence in the Texas market.

•	On April 1, 2013, we acquired certain aggregates, ready-mixed concrete and asphalt assets of Lafarge in and around Wichita, Kansas, which expanded our footprint in the Wichita market across our lines of business.

•	On April 1, 2013, we acquired the membership interests of Westroc in Utah. The Westroc acquisition expanded our market coverage for aggregates and ready-mixed concrete in Utah.

Components of Operating Results

Total Revenue

We derive our revenue predominantly by selling construction materials and products and providing paving and related services. Construction materials consist of aggregates and cement. Products consist of related downstream products, including ready-mixed concrete, asphalt paying mix and concrete products. Paving and related services that we provide are primarily asphalt paving and related services.

Revenue derived from construction materials sales are recognized when risks associated with ownership have passed to unaffiliated customers. Typically this occurs when products are shipped. Product revenue generally includes sales of aggregates, cement and related downstream products and other materials to customers, net of discounts or allowances and taxes, if any.

Revenue derived from paving and related services are recognized on the percentage-of-completion basis, measured by the cost incurred to date compared to estimated total cost of each project. This method is used because management considers cost incurred to be the best available measure of progress on these contracts. Due to the inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change over the life of the contract.

Operating Costs and Expenses

The key components of our operating costs and expenses consist of the following:

Cost of Revenue (excluding items shown separately)

Cost of revenue consists of all production and delivery costs and primarily includes labor, repair and maintenance, utilities, raw materials, fuel, transportation, subcontractor costs, royalties and other direct costs incurred in the production and delivery of our products and services. Our cost of revenue is directly affected by fluctuations in commodity energy prices, primarily diesel fuel, liquid asphalt and other petroleum-based resources. As a result, our operating profit margins can be significantly affected by changes in the underlying cost of certain raw materials if they are not recovered through corresponding changes in revenue. We attempt to limit our exposure to changes in commodity energy prices by entering into forward purchase commitments when appropriate. In addition, we have sales price adjustment provisions that provide for adjustments based on fluctuations outside a limited range in certain energy-related production costs. These provisions are in place for most of our public infrastructure contracts, and we aggressively seek to include similar price adjustment provisions in our private contracts.

Goodwill Impairment

Goodwill impairment charges consist of the amount by which the carrying value of a reporting unit exceeds its fair value. See “—Critical Accounting Policies—Goodwill and Goodwill Impairment.”

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and personnel costs for our sales and marketing, administration, finance and accounting, legal, information systems, human resources and certain managerial employees. Additional expenses include audit, consulting and professional fees, travel, insurance, rental costs, property taxes and other corporate and overhead expenses.

Transaction Costs

Transaction costs consist primarily of third party accounting, legal, valuation and financial advisory fees incurred in connection with acquisitions.

Depreciation, Depletion, Amortization and Accretion

Our business is capital intensive. We carry property, plant and equipment on our balance sheet at cost, net of applicable depreciation, depletion and amortization. Depreciation on property, plant and equipment is computed on a straight-line basis or based on the economic usage over the estimated useful life of the asset. The general range of depreciable lives by category, excluding mineral reserves, which are depleted based on the units of production method on a site-by-site basis, is as follows:

Buildings and improvements	7 - 40 years
Plant, machinery and equipment	20 - 40 years
Mobile equipment and barges	15 - 20 years
Office equipment	3 - 6 years
Truck and auto fleet	5 - 10 years
Landfill airspace and improvements	5 - 60 years
Other	2 - 10 years

Amortization expense is the periodic expense related to leasehold improvements and intangible assets, which were primarily acquired with certain acquisitions. The intangible assets are generally amortized on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the life of the underlying asset or the remaining lease term.

Accretion expense is the periodic expense recorded for the accrued mining reclamation liabilities and landfill closure and post-closure liabilities using the effective interest method.

Results of Operations

The following discussion of our results of operations is focused on the key financial measures we use to evaluate the performance of our business from both a consolidated and operating segment perspective. Operating income and margins are discussed in terms of changes in volume, pricing and mix of revenue source (i.e., type of product sales or service revenue). We focus on operating margin, which we define as operating income as a percentage of revenue, as a key metric when assessing the performance of the business, as we believe that analyzing changes in costs in relation to changes in revenue provides more meaningful insight into the results of operations than examining costs in isolation.

Operating income reflects our profit from continuing operations after taking into consideration cost of revenue, general and administrative expenses, depreciation, depletion, amortization and accretion and transaction costs. Cost of revenue generally increases ratably with revenue, as labor, transportation costs and subcontractor costs are recorded in cost of revenue. General and administrative costs as a percentage of revenue vary throughout the year due to the seasonality of our business. Considering the percentage of our historic growth that was derived from acquisitions and our focus on infrastructure development (finance, information technology, legal and human resources), annual general and administrative costs historically grew ratably with revenue. However, the growth in general and administrative costs stabilized in 2014. Also as a result of our revenue growth occurring primarily through acquisitions, depreciation, depletion, amortization and accretion have generally grown ratably with revenue. As volumes increase, we expect these costs, as a percentage of revenue, to decrease. Our transaction costs fluctuate with the number and size of acquisitions completed each year.

The table below includes revenue and operating income (loss) by segment for the periods indicated. Operating income (loss) by segment is computed as earnings before interest, taxes and other income / expense.

	Year ended December 27, 2014		Year ended December 28, 2013		Year ended December 29, 2012
(in thousands)	Revenue	Operating income (loss)	Revenue	Operating income (loss)	Revenue	Operating income (loss)
West	$665,716	$61,882	$426,195	$(47,476)	$484,922	$(6,625)
Central	391,553	44,167	329,621	39,246	302,113	37,560
East	146,962	2,201	160,385	(14,207)	139,219	(245)
Corporate (1)	—	(38,291)	—	(25,540)	—	(15,275)

Total	$1,204,231	$69,959	$916,201	$(47,977)	$926,254	$15,415

(1)	Corporate results primarily consist of compensation and office expenses for employees included in the Company’s headquarters.

Non-U.S. GAAP Performance Measures

We evaluate our operating performance using a metric that we refer to as “Adjusted EBITDA” which is not defined by U.S. GAAP and should not be considered as an alternative to earnings measures defined by U.S. GAAP. We define Adjusted EBITDA as net loss before interest expense, income tax expense, depreciation, depletion and amortization, accretion, goodwill impairment and (income) loss from discontinued operations. We present this metric for the convenience of investment professionals who use such metrics in their analyses. The investment community often uses this metric as an indicator of a company’s ability to incur and service debt, to assess the operating performance of a company’s business and to provide a more consistent comparison of performance from period to period. We use Adjusted EBITDA, among other metrics, to assess the operating performance of our individual segments and the consolidated company. Adjusted EBITDA is used for certain items to provide a more consistent comparison of performance from period to period.

In addition, we use a metric we refer to as “Further Adjusted EBITDA,” which we define as Adjusted EBITDA plus certain non-cash or non-operating items and the EBITDA contribution of certain recent acquisitions, to measure our compliance with debt covenants and to evaluate flexibility under certain restrictive covenants. See “—Liquidity and Capital Resources—Our Long-Term Debt” on pages 95 and 96 for more information. We do not use this metric as a measure to allocate resources.

In addition, non-U.S. GAAP financial measures are not standardized; therefore, it may not be possible to compare such financial measures with other companies’ non-U.S. GAAP financial measures having the same or similar names. We strongly encourage investors to review our consolidated interim and audited financial statements in their entirety and not rely on any single financial measure.

The tables below reconcile our net loss to Adjusted EBITDA and present Adjusted EBITDA by segment for the periods indicated:

Reconciliation of Net Loss to Adjusted EBITDA	2014	2013	2012
(in thousands)
Net loss	$(6,282)	$(103,679)	$(50,577)
Income tax benefit	(6,983)	(2,647)	(3,920)
Interest expense	86,742	56,443	58,079
Depreciation, depletion and amortization	86,955	72,217	67,665
Accretion	871	717	625
Goodwill impairment	—	68,202	—
(Income) loss from discontinued operations	(71)	528	3,546

Adjusted EBITDA	$161,232	$91,781	$75,418

Adjusted EBITDA by Segment
(in thousands)
West	$96,133	$28,607	$14,429
Central	83,912	72,918	65,767
East	17,955	15,134	10,782
Corporate(1)	(36,768)	(24,878)	(15,560)

Adjusted EBITDA	$161,232	$91,781	$75,418

(1)	The decrease in Corporate Adjusted EBITDA in the year ended December 27, 2014, is due to a $3.5 million increase in transaction costs, a $1.7 million increase in monitoring fees due to our indirect investors, which are based on a percentage of earnings and were allocated as a regional expense in 2013, and an increase in labor costs from the infrastructure investment in the prior year.

Consolidated Results of Operations

The table below sets forth our consolidated results of operations for the periods indicated:

	2014	2013	2012
(in thousands)
Revenue	$1,204,231	$916,201	$926,254
Cost of revenue (excluding items shown separately below)	887,160	677,052	713,346
General and administrative expenses	150,732	142,000	127,215
Goodwill impairment	—	68,202	—
Depreciation, depletion, amortization and accretion	87,826	72,934	68,290
Transaction costs	8,554	3,990	1,988

Operating income (loss)	69,959	(47,977)	15,415
Other income, net	(3,447)	(1,737)	(1,182)
Loss on debt financings	—	3,115	9,469
Interest expense	86,742	56,443	58,079

Loss from continuing operations before taxes	(13,336)	(105,798)	(50,951)
Income tax benefit	(6,983)	(2,647)	(3,920)

Loss from continuing operations	(6,353)	(103,151)	(47,031)
(Income) loss from discontinued operations	(71)	528	3,546
Net loss	$(6,282)	$(103,679)	$(50,577)

Fiscal Year 2014 Compared to 2013

($ in thousands)	2014	2013	Variance
Revenue	$1,204,231	$916,201	$288,030	31.4%
Operating income	69,959	(47,977)	117,936	245.8%
Operating margin	5.8%	(5.2)%
Adjusted EBITDA	$161,232	$91,781	$69,451	75.7%

Revenue increased $288.0 million in 2014 due to a $244.4 million and $43.6 million increase in product and service revenue, respectively. We had volume growth in each of our lines of business, driven primarily by the 2014 and 2013 acquisitions and organic growth. Organic revenue or incremental revenue that was not derived from acquisitions, increased by $81.7 million, or 8.9%, while the remaining 22.5% of our revenue increase, or $206.3 million, was from acquisitions. Service revenue in 2014 and 2013 included $132.7 million and $95.4 million, respectively, of delivery and subcontract revenue, which is recorded gross in revenue and cost of revenue. Detail of consolidated percent changes in sales volumes and pricing in 2014 from 2013 were as follows:

	Percentage Change in
	Volume	Pricing
Aggregates	45.3%	(1.1)%
Cement	9.0%	7.2%
Ready-mixed concrete	135.7%	3.4%
Asphalt	8.8%	(0.4)%

In the year ended December 27, 2014, volumes increased in all of our product lines. Aggregates and ready-mixed concrete volumes were positively affected by our 2014 and 2013 acquisitions. The 1.1% net decrease in aggregate pricing was due to lower average prices from our acquisitions, partially offset by increased pricing in our organic aggregate sales. In addition, the 3.4% increase in ready-mixed concrete pricing was constrained by different pricing structures across our markets. The majority of the increase in ready-mixed volumes occurred in Texas, which has lower average selling prices than our ready-mixed concrete operations outside of Texas.

Cement volumes grew 9.0% and pricing increased 7.2% due to overall price improvements and a shift in customer mix. Cement sales in 2014 included a greater percentage of low volume, or retail, sales, which generally are sold at a higher price than sales to high-volume customers. Customer mix varies each year based on demand in the applicable markets. Asphalt volumes increased 8.8% and pricing decreased slightly by 0.4%, due to product mix and despite an increase in underlying prices. Asphalt sales in 2014 included a greater percentage of asphalt base mix, which is thicker than intermediate or surface mix, and has a lower selling price per ton.

As a vertically-integrated company, we include intercompany sales from materials to products and from products to services when assessing the operating results of our business. These intercompany transactions are eliminated in the consolidated financial statements. Prior to eliminations, the net effect of the volume and pricing changes on revenue was approximately $238.8 million and $66.1 million, respectively. Revenue for paving and related services increased $50.5 million primarily as a result of increased activity in Texas, Utah and Kansas. Prior to eliminations, the revenue changes by product/service were as follows:

($ in thousands)	2014	2013	Variance
Revenue by product:*
Aggregates	$229,047	$159,019	$70,028
Cement	89,911	76,211	13,700
Ready-mixed concrete	274,970	112,878	162,092
Asphalt	278,867	219,811	59,056
Paving and related services	528,817	478,280	50,537
Other	(197,381)	(129,998)	(67,383)

Total revenue	$1,204,231	$916,201	$288,030

*	Revenue by product includes intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other.

In 2014, operating income increased $117.9 million and Adjusted EBITDA increased $69.5 million as a result of the increase in revenue discussed above and the improvement in operating margin from (5.2)% to 5.8%. The increase in operating margin was primarily attributable to the following:

Operating margin — 2013	(5.2)%
2013 Goodwill impairment(1)	5.7%
General and administrative expenses (“G&A”)(2)	3.0%
Depreciation, depletion, amortization and accretion(3)	0.7%
Transaction costs (4)	(0.3)%
Other(5)	1.9%

Operating margin — 2014	5.8%

(1)	In 2013, we recognized $68.2 million of goodwill impairment charges. Approximately $53.3 million and $14.9 million of the goodwill impairments charges were recognized in our West (Utah) and East (Kentucky) regions, respectively. The goodwill impairment was a result of a decline in the estimated fair value of certain reporting units caused by uncertainties in the timing of a sustained recovery in the Utah and Kentucky construction markets.

Revenue generated from the Utah-based operations declined 7.2% from $204.1 million in 2012 to $189.4 million in 2013, compared to $215.1 million, or a 5.4% increase, adjusted for acquisitions, that was assumed in the 2012 goodwill impairment analysis. The Utah operations incurred an operating loss of $4.5 million, excluding the goodwill impairment charge, and $13.3 million in 2013 and 2012, respectively, demonstrating an improvement in operating loss, but not yet earning operating income. The fair value estimates used in this assessment were dependent upon assumptions and estimates about the future profitability and other financial metrics of our reporting units, as well as relevant financial data, recent transactions and market valuations of comparable public companies. The increase in cash flows from 2012 to 2013 projected in the 2012 goodwill analysis assumed that an increase in housing permits and infrastructure spending in Utah would result in increased revenue for our operations. However, our revenue, and the private construction and public infrastructure spending, did not increase as projected. In the 2013 goodwill analysis, we assumed that an economic recovery in this market would be delayed beyond 2014, which resulted in a decrease in the overall valuation of the Utah operations. Subsequent to the 2013 goodwill analysis, management determined that certain cost savings measures would be required for 2014, including a reduction in G&A. Any benefits from such cost reductions were not assumed in the 2013 goodwill analysis, as they had not been fully quantified when it was completed. During the year ended December 27, 2014, the Utah-based operations’ earnings exceeded the 2014 full year earnings that were forecast in the 2013 goodwill analysis. This earnings improvement was driven by $11.5 million of G&A reductions, which was primarily a result of a 20% headcount reduction of Utah’s G&A operations and a $4.4 million loss on the disposition of certain assets in Colorado that was recognized in 2013. We believe that the risk of additional impairment of the $36.6 million of the Utah operation’s remaining goodwill is low given that the 2013 analysis assumed a delayed market recovery and did not take into consideration cost cutting measures that could be, and were, implemented in 2014.

The operating loss in the East region, which is the Kentucky reporting unit, improved from a loss of $0.2 million in 2012 to approximately break-even in 2013, excluding the goodwill impairment charge. An operating loss was incurred despite a 15.2% increase in revenue. We had expected revenue growth from public infrastructure projects to exceed that which has been realized and is expected in the near term. We also had expected operating income improvements at a greater rate than was projected at the time the 2013 goodwill analysis was performed.

After recognizing these impairment charges, the goodwill attributable to the Utah and Kentucky reporting units was $36.6 million and zero, respectively. We do not believe material uncertainty that could result in an additional impairment charge exists in these reporting units.

(2)	G&A, as a percentage of revenue, declined from 15.5% to 12.5% in 2014. During 2013, we invested in our infrastructure (finance, information technology, legal and human resources) and expect G&A, as a percentage of revenue, to stabilize in 2015 and beyond. In addition, we incurred a $4.4 million loss on the disposition of certain assets in Colorado in 2013.
(3)	Depreciation, depletion, amortization and accretion, as a percentage of revenue, declined from 8.0% to 7.3% in 2014. Increased investments in depreciable assets through either capital expenditures or business acquisitions generally increase depreciation expense, while assets being fully depreciated or disposed generally decrease depreciation expense. In 2014, our revenue grew approximately 22.5% from acquisitions, which exceeded the percentage increase in depreciation expense recognized from the acquisitions. As a result, depreciation, depletion, amortization and accretion, as a percentage of revenue, decreased from 2013 despite an overall increase in depreciable assets.
(4)	Transaction costs increased $4.6 million in 2014 as a result of the eight acquisitions in 2014 compared to two acquisitions in 2013.
(5)	The remaining margin improvement was primarily a result of a shift in product and customer mix. Our acquisitions in 2014 were materials and products businesses. As a result and as shown in the table above, revenue from aggregates and ready-mixed concrete was 19.0% and 22.8%, respectively, of total revenue in 2014 compared to 17.4% and 12.3%, respectively in 2013. Revenue from paving and related services, which generally has lower operating margins than the materials and products, was 43.9% of total revenue in 2014 compared to 52.2% in 2013.

In addition to the items discussed above, contributing to the improvement in Adjusted EBITDA in 2014, was a $3.1 million loss on a debt refinancing recognized in 2013 related to the February 2013 debt repricing.

Other Financial Information

Loss on Debt Financings

In February 2013, we completed a repricing of our credit facilities, which provide for term loans in an aggregate amount of $422.0 million and revolving credit commitments in an aggregate amount of $150.0 million (the “senior secured credit facilities”), which reduced our stated term-loan interest rate by 1.0% and provided additional borrowing capacity of $25.0 million. As a result of the repricing, we recognized a loss of $3.1 million for related bank fees. We did not refinance our debt in 2014.

Segment Results of Operations

West Region

($ in thousands)	2014	2013	Variance
Revenue	$665,716	$426,195	$239,521	56.2%
Operating income (loss)	61,882	(47,476)	109,358	230.3%
Operating margin	9.3%	(11.1)%
Adjusted EBITDA	$96,133	$28,607	$67,526	236.0%

Revenue in the West region increased $239.5 million, or 56.2%, in 2014 due primarily to acquisitions and organic revenue growth. Organic revenue growth accounted for approximately 11.7%, or $49.7 million, of the increase in revenue, and acquisitions accounted for 44.5%, or $189.8 million, of the increase in revenue. Of the total $239.5 million revenue increase, $209.6 million was attributable to product revenue and $29.9 million was attributable to increased service revenue, which is primarily paving and related services, but also includes certain other revenues earned. In 2014, the West region’s aggregates, ready-mixed concrete and asphalt volumes increased and pricing of aggregates improved. Ready-mixed concrete pricing declined as a result of the 2014 acquisitions in Texas, as ready-mixed concrete prices in the Texas markets are lower than in our markets outside of Texas. Asphalt pricing declined 0.5% due to product mix and despite an increase in underlying prices. Asphalt sales in 2014 included a greater percentage of asphalt base mix, which is thicker than intermediate or surface mix, and has a lower selling price. The West region’s percent changes in sales volumes and pricing in 2014 from 2013 were as follows:

	Percentage Change in
	Volume	Pricing
Aggregates	125.8%	1.1%
Ready-mixed concrete	247.2%	(0.3)%
Asphalt	8.0%	(0.5)%

As a vertically-integrated company, we include intercompany sales from materials to products and from products to services when assessing the operating results of our business. These intercompany transactions are eliminated in the consolidated financial statements. Prior to eliminations, the net effect of the volume and pricing changes on revenue was approximately $239.0 million and $(0.4) million, respectively. Revenue for paving and related services increased by $35.9 million primarily as a result of increased activity in Texas and Utah. Prior to eliminations, the revenue changes by product/service were as follows:

($ in thousands)	2014	2013	Variance
Revenue by product:*
Aggregates	$106,443	$46,645	$59,798
Ready-mixed concrete	213,588	61,780	151,808
Asphalt	168,227	141,271	26,956
Paving and related services	295,556	259,630	35,926
Other	(118,098)	(83,131)	(34,967)

Total revenue	$665,716	$426,195	$239,521

*	Revenue by product includes intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other.

The West region’s operating income increased $109.4 million and operating margin improved from (11.1)% in 2013 to 9.3% in 2014. The improvement was primarily driven by the 2014 acquisitions in the Houston and Midland/Odessa Texas markets and organic volume growth. The increase in operating margin was primarily attributable to the following:

Operating margin – 2013	(11.1)%
Goodwill impairment(1)	8.0%
G&A(2)	5.7%
Depreciation, depletion, amortization and accretion(3)	0.7%
Other(4)	6.0%

Operating margin – 2014	9.3%

(1)	A $53.3 million goodwill impairment charge in 2013 from a decline in the estimated fair value of our reporting unit based in Utah caused by uncertainties in the timing of a sustained recovery in the Utah construction market.
(2)	G&A, as a percentage of revenue, declined from 15.6% to 9.9% in 2014. During 2014, we reduced G&A in the Utah-based operations by $11.8 million, which was primarily a result of a 20% headcount reduction of Utah’s G&A operations and $4.4 million loss in 2013 on the disposition of certain assets in Colorado. These G&A reductions were partially offset by increases resulting from the 2014 acquisitions in the West region.
(3)	Depreciation, depletion, amortization and accretion, as a percentage of revenue, declined from 5.7% to 5.0% in 2014. In 2014, our revenue grew approximately 44.5% from acquisitions, which exceeded the percentage increase in depreciation expense recognized from the 2014 acquisitions. As a result, depreciation, depletion, amortization and accretion increased at less of a rate than revenue.
(4)	The remaining margin improvement was primarily a result of a shift in product and customer mix. Our acquisitions in 2014 were materials and products businesses. As a result and as shown in the table above, revenue from aggregates and ready-mixed concrete was 16.0% and 32.1%, respectively, of total revenue in 2014 compared to 10.9% and 14.5%, respectively in 2013. Revenue from paving and related services, which generally has lower operating margins than the materials and products, was 44.4% of total revenue in 2014 compared to 60.9% in 2013.

In addition to the items discussed above, approximately $1.6 million of the improvement in Adjusted EBITDA was attributable to a reduction in the amount of loss on debt financings allocated to the West region.

Central Region

($ in thousands)	2014	2013	Variance
Revenue	$391,553	$329,621	$61,932	18.8%
Operating income	44,167	39,246	4,921	12.5%
Operating margin	11.3%	11.9%
Adjusted EBITDA	$83,912	$72,918	$10,994	15.1%

Revenue in the Central region increased $61.9 million, or 18.8%, in 2014 due primarily to organic revenue growth and acquisitions. Organic growth accounted for approximately 15.1%, or $49.6 million, of the increase in 2014, and incremental revenue from acquisitions accounted for approximately 3.7%, or $12.3 million in 2014.

Of the total $61.9 million revenue increase, $38.8 million was attributable to increased product revenue and $23.1 million was attributable to increased service revenue, which is primarily paving and related services, but also includes certain other revenues earned. In 2014, volumes increased among all of the Central region’s product lines. The increase in aggregates and asphalt volumes were due to strong, primarily organic, demand in our Kansas markets. Cement volumes increased 9.0% and prices increased 7.2% due to overall price improvements and a shift in customer mix. Cement sales in 2014 included a greater percentage of low volume, or retail, sales, which generally are sold at a higher price than sales to high-volume customers. Customer mix varies each year based on demand in the applicable markets. Overall, product pricing increased, while asphalt pricing declined due to a change in product mix. The Central region’s percent changes in sales volumes and pricing in 2014 from 2013 were as follows:

	Percentage Change in
	Volume	Pricing
Aggregates	8.2%	2.0%
Cement	9.0%	7.2%
Ready-mixed concrete	10.3%	8.8%
Asphalt	38.3%	(3.9)%

As a vertically-integrated company, we include intercompany sales from materials to products and from products to services when assessing the operating results of our business. These intercompany transactions are eliminated in the consolidated financial statements. Prior to eliminations, the net effect of the volume and pricing changes on revenue was approximately $31.1 million and $11.3 million, respectively. The $27.3 million increase in paving and related services was driven by increased demand for our services in Kansas. Prior to eliminations, the revenue changes by product/service were as follows:

($ in thousands)	2014	2013	Variance
Revenue by product:*
Aggregates	$80,038	$72,130	$7,908
Cement	89,911	76,211	13,700
Ready-mixed concrete	61,383	51,098	10,285
Asphalt	38,522	28,004	10,518
Paving and related services	129,822	102,542	27,280
Other	(8,123)	(364)	(7,759)

Total revenue	$391,553	$329,621	$61,932

*	Revenue by product includes intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other.

The Central region’s operating income increased $4.9 million and operating margin decreased by 60 basis points in 2014. Operating income was positively affected by the volume growth in each line of business, synergies realized from the April 1, 2013 acquisition of the Lafarge-Wichita assets, a $1.3 million curtailment benefit recognized in 2014 related to a retiree postretirement benefit plan maintained for certain union employees and a $0.8 million charge recognized in 2013 to remove a sunken barge from the Mississippi River. These profit improvements were somewhat offset by increased repair and maintenance expense at the cement plant and a $1.4 million impairment charge on inventory. The decrease in operating margin was primarily attributable to the following:

Operating margin — 2013	11.9%
Curtailment benefit(1)	0.3%
2013 charge to remove barge from waterway(2)	0.2%
Inventory impairment(3)	(0.3)%
Cement production costs/plant repairs(4)	(0.8)%

Operating margin — 2014	11.3%

(1)	A $1.3 million curtailment benefit was recognized in 2014 related to a retiree postretirement benefit plan maintained for certain union employees at our cement plant, which was amended to eliminate all future retiree health and life coverage for the remaining union employees, effective January 1, 2014.
(2)	A $1.8 million charge was recognized in 2013 to remove a sunken barge from the Mississippi River. No charges for the barge removal were recognized in 2014.
(3)	During 2014, $1.4 million of impairment charges were recognized on inventory in the Central region.
(4)	During 2014, we recognized $3.3 million of additional repair and maintenance and production costs at our cement plant as compared to 2013.

In addition to the items discussed above, approximately $0.6 million of the improvement in Adjusted EBITDA was attributable to a reduction in the amount of loss on debt financings allocated to the Central region.

East Region

($ in thousands)	2014	2013	Variance
Revenue	$146,962	$160,385	$(13,423)	(8.4)%
Operating income (loss)	2,201	(14,207)	16,408	115.5%
Operating margin	1.5%	(8.9)%
Adjusted EBITDA	$17,955	$15,134	$2,821	18.6%

The East region’s revenue decreased $13.4 million, or 8.4%, in 2014 due primarily to a decrease in revenue related to paving and related services as we continue to exit low margin projects. Of the total $13.4 million revenue decrease $3.9 million was from decreased product revenue and $9.5 million from decreased service revenue, which is primarily paving and related services, but also includes certain other revenues earned. Volumes and pricing were mixed in the East region due to a shift in product mix that drove a 4.7% volume and 1.0% pricing increase in aggregates and a 3.1% increase in asphalt pricing, but asphalt volumes were down 6.0%. The East region’s percent changes in sales volumes and pricing in 2014 from 2013 were as follows:

	Percentage Change in
	Volume	Average Selling Pricing
Aggregates	4.7%	1.0%
Asphalt	(6.0)%	3.1%

As a vertically-integrated company, we include intercompany sales from materials to products and from products to services when assessing the operating results of our business. These intercompany transactions are eliminated in the consolidated financial statements. Prior to eliminations, the net effect of the volume and pricing changes on revenue was approximately $(31.3) million and $55.2 million, respectively. The $12.7 million decrease in paving and related services was driven by decreased demand for our services in Kentucky. Prior to eliminations, the revenue changes by product/service were as follows:

($ in thousands)	2014	2013	Variance
Revenue by product:*
Aggregates	$42,566	$40,244	$2,322
Asphalt	72,118	50,536	21,582
Paving and related services	103,440	116,108	(12,668)
Other	(71,162)	(46,503)	(24,659)

Total revenue	$146,962	$160,385	$(13,423)

*	Revenue by product includes intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other.

In 2013, the East region’s operating income increased $16.4 million and Adjusted EBITDA increased $2.8 million as a result of an increase in operating margin from (8.9)% in 2013 to 1.5% in 2014. The increase in operating margin was primarily attributable to the following:

Operating margin — 2013	(8.9)%
Goodwill impairment(1)	10.2%
Other	0.2%

Operating margin – 2014	1.5%

(1)	In 2013, we recognized a $14.9 million goodwill impairment charge from a decline in the estimated fair value of the reporting unit caused by uncertainties in the timing of a sustained recovery in the Kentucky construction market.

In addition to the items discussed above, approximately $1.2 million of the improvement in Adjusted EBITDA was attributable to a reduction in the amount of loss on debt financings allocated to the East region.

Fiscal Year 2013 Compared to 2012

(in thousands)	2013	2012	Variance
Total revenue	$916,201	$926,254	$(10,053)	(1.1)%
Operating (loss) income	(47,977)	15,415	(63,392)	(411.2)%
Operating margin	(5.2)%	1.7%
Adjusted EBITDA	$91,781	$75,418	$16,363	21.7%

Revenue decreased $10.1 million in 2013 due to a $14.9 million decline in service revenue, partially offset by a $4.8 million increase in product revenue. The $14.9 million decrease in service revenue, which is primarily paving and related services, but also includes certain other revenues earned, was a result of an increased focus on higher-margin, lower-volume paving projects and completion of low-margin projects, such as grading and structural work. In 2012, we completed certain construction projects that provided significant revenue, but at below-average margins, including a project in Austin, Texas that contributed $47.5 million of revenue in 2012. The decreased service revenue primarily occurred in our Utah and Texas operations. Service revenue in 2013 and 2012 included $112.8 million and $95.4 million, respectively, of delivery and subcontract revenue, which is recorded gross in revenue and cost of revenue.

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

Detail of consolidated percent changes in sales volumes and pricing from 2012 to 2013 were as follows:

	Percentage Change in
	Volume	Average Selling Price
Aggregate	4.5%	7.4%
Cement	(4.1%)	3.4%
Ready-mixed concrete	9.2%	3.6%
Asphalt	(13.8%)	4.8%

As a vertically-integrated company, we include intercompany sales from materials to products and from products to services when assessing the operating results of our business. These intercompany transactions are eliminated in the consolidated financial statements. Prior to eliminations, the net effect of the volume and pricing changes on revenue was approximately ($33.1) million and $32.9 million, respectively. Revenue for paving and related services decreased by $26.9 million primarily as a result of the completion of certain construction projects, primarily in Texas, which provided significant revenue, but at below-average margins. Revenue changes by product/service were as follows:

(in thousands)	2013	2012	Variance
Revenue by product:*
Aggregates	$159,019	$146,991	$12,028
Cement	76,211	77,676	(1,465)
Ready-mixed concrete	112,878	100,941	11,937
Asphalt	219,811	242,458	(22,647)
Paving and related services	478,280	505,189	(26,909)
Other	(129,998)	(147,001)	17,003

Total revenue	$916,201	$926,254	$(10,053)

*	Revenue by product includes intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other.

In 2013, operating (loss) income decreased $63.4 million and Adjusted EBITDA increased $16.3 million as a result of a 690 basis point decrease in operating margin. The decrease in operating profit and margin was primarily attributable to goodwill impairment charges recognized in 2013. The decrease in operating margin was primarily attributable to the following:

Operating margin — 2012	1.7%
Goodwill impairment(1)	(7.4)%
2013 charge to remove barge from waterway(2)	(0.1)%
Transaction costs(3)	(0.2)%
2012 loss on indemnification agreement(4)	0.9%
Other	(0.1)%

Operating margin — 2013	(5.2)%

(1)	In 2013, we recognized $68.2 million of goodwill impairment charges. Approximately $53.3 million and $14.9 million of the goodwill impairments charges were recognized in our West (Utah) and East (Kentucky) regions, respectively. The goodwill impairment was a result of a decline in the estimated fair value of certain reporting units caused by uncertainties in the timing of a sustained recovery in the Utah and Kentucky construction markets.

Revenue generated from the Utah-based operations declined 7.2% from $204.1 million in 2012 to $189.4 million in 2013, compared to $221.0 million, or a 8.3% increase, adjusted for acquisitions, that was assumed in the 2012 goodwill impairment analysis. The Utah operations incurred an operating loss of $4.5 million, excluding the goodwill impairment charge, and $13.3 million in 2013 and 2012, respectively, demonstrating an improvement in operating loss, but not yet earning operating income. The fair value estimates used in this assessment were dependent upon assumptions and estimates about the future profitability and other financial metrics of our reporting units, as well as relevant financial data, recent transactions and market valuations of comparable public companies. The increase in cash flows from 2012 to 2013 projected in the 2012 goodwill analysis assumed that an increase in housing permits and infrastructure spending in Utah would result in increased revenue for our operations. However, our revenue, and the private construction and public infrastructure spending, did not increase as projected. In the 2013 goodwill analysis, we assumed that an economic recovery in this market would be delayed beyond 2014, which resulted in a decrease in the overall valuation of the Utah operations. Subsequent to the 2013 goodwill analysis, management determined that certain cost savings measures would be required for 2014, including a reduction in G&A. Any benefits from such cost reductions were not assumed in the 2013 goodwill analysis, as they had not been fully quantified when it was completed. At year ended December 27, 2014, the Utah-based operations’ earnings have exceeded the 2014 full year earnings that were forecast in the 2013 goodwill analysis. This earnings improvement was driven by $11.8 million of G&A reductions, which was primarily a result of a 20% headcount reduction of Utah’s G&A operations, and a $4.4 million loss on the disposition of certain assets in Colorado that was recognized in the nine months ended September 28, 2013. We believe that the risk of additional impairment of the $36.6 million of the Utah operation’s remaining goodwill is low given that the 2013 analysis assumed a delayed market recovery and did not take into consideration cost cutting measures that could be, and were, implemented in 2014.

The operating loss in the East region, which is the Kentucky reporting unit, improved from a loss of $0.2 million in 2012 to approximately break-even in 2013, excluding the goodwill impairment charge. An operating loss was incurred despite a 15.2% increase in revenue. We had expected revenue growth from public infrastructure projects to exceed that which has been realized and is expected in the near term. We also had expected operating income improvements at a greater rate than was projected at the time the 2013 goodwill analysis was performed.

After recognizing these impairment charges, the goodwill attributable to the Utah and Kentucky reporting units was $36.6 million and zero, respectively. We do not believe material uncertainty that could result in an additional impairment charge exists in these reporting units.

(2)	In 2013, a $0.8 million charge was recognized to remove a sunken barge from the Mississippi River.
(3)	Transaction costs increased $2.0 million in 2013 as a result of the April 1, 2013 Lafarge-Wichita and Westroc acquisitions and costs incurred in advance of the January 17, 2014 Alleyton acquisition.
(4)	In 2012, we recognized a $8.0 million loss on an indemnification agreement.

In addition to the items discussed above, approximately $6.4 million of the improvement in Adjusted EBITDA was attributable to a decrease in the loss on debt financings. In 2013, we recognized a $3.1 million loss related to the February 2013 debt repricing and recognized a $9.5 million loss in 2012 related to the January 2012 financing transactions.

Other Financial Information

Loss on Debt Financings

In February 2013, we completed a repricing of our credit facilities, which provide for term loans in an aggregate amount of $422.0 million and revolving credit commitments in an aggregate amount of $150.0 million (the “senior secured credit facilities”), which reduced our stated term-loan interest rate by 1.0% and provided additional borrowing capacity of $25.0 million. As a result of the repricing, we recognized a loss of $3.1 million for related bank fees. In January 2012, we refinanced our debt existing at that time, resulting in a net loss of $9.5 million. Both the repricing and the refinancing were accounted for as partial extinguishments.

Discontinued Operations

As part of our strategy to focus on our core business as a construction materials company, we have exited certain activities, including certain concrete paving operations, our railroad construction and maintenance operations (the “railroad business”), which involved building and repairing railroad sidings, and our environmental remediation operations (the “environmental remediation business”), which primarily involved the repair of retaining walls along highways in Kentucky and the removal and remediation of underground fuel storage tanks. The concrete paving operations were wound down in the second quarter of 2013, and all assets have been sold. The railroad and environmental remediation businesses were sold in 2012 in separate transactions for aggregate proceeds of $3.1 million.

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

West Region

(in thousands)	2013	2012	Variance
Total revenue	$426,195	$484,922	$(58,727)	(12.1)%
Operating loss	(47,476)	(6,625)	(40,851)	616.6%
Operating margin	(11.1)%	(1.4)%
Adjusted EBITDA	$28,607	$14,429	$14,178	98.3%

Revenue in the West region decreased $58.7 million in 2013 due to a $6.2 million decline in product revenue and a $52.5 million decline in service revenue, which is primarily paving and related services, but also includes certain other revenues earned. The $52.5 million decrease in paving and related services was a result of an increased focus on higher-margin, lower-volume paving projects and completion of low-margin projects, such as grading and structural work. In 2012, we completed certain construction projects that provided significant revenue, but at below-average margins, including a project in Austin, Texas that contributed $47.5 million of revenue in 2012.

The effect on revenue from the decrease in asphalt volumes was partially offset by improved pricing across our products lines and increased aggregate and ready-mixed concrete volumes from the April 1, 2013 Westroc acquisition. The West region’s percent changes in sales volumes and pricing from 2012 to 2013 were as follows:

	Percentage Change in
	Volume	Average Selling Price
Aggregate	2.8%	9.5%
Ready-mixed concrete	12.7%	5.8%
Asphalt	(24.5%)	7.8%

As a vertically-integrated company, we include intercompany sales from materials to products and from products to services when assessing the operating results of our business. These intercompany transactions are eliminated in the consolidated financial statements. Prior to eliminations, the net effect of volume and pricing changes on revenue was approximately $(44.6) million and $26.3 million respectively. Revenue for paving and related services decreased by $69.6 million primarily as a result of completing certain construction projects which provided significant revenue, but at below-average margins, including a project in Austin, Texas that contributed $47.5 million of revenue in 2012. Revenue changes by product/service were as follows:

(in thousands)	2013	2012	Variance
Revenue by product:*
Aggregates	$46,645	$41,409	$5,236
Ready-mixed concrete	61,780	52,982	8,798
Asphalt	141,271	173,571	(32,300)
Paving and related services	259,630	329,268	(69,638)
Other	(83,131)	(112,308)	(29,177)

Total revenue	$426,195	$484,922	$(58,727)

*	Revenue by product includes intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other.

In 2013, the West region’s operating loss increased $40.9 million and Adjusted EBITDA increased $14.2 million as a result of a decrease in operating margin from (1.4)% in 2012 to (11.1)% in 2013. The decrease in operating profit and margin was primarily attributable to a goodwill impairment charge recognized in 2013. The decrease in operating margin was primarily attributable to the following:

Operating margin – 2012	(1.4)%
Goodwill impairment(1)	(12.5)%
Disposition of certain Colorado assets(2)	(1.0)%
2012 loss on indemnification agreement(3)	1.9%
Other(4)	1.9%

Operating margin – 2013	(11.1)%

(1)	A $53.3 million goodwill impairment charge from a decline in the estimated fair value of our reporting unit based in Utah caused by uncertainties in the timing of a sustained recovery in the Utah construction market. Excluding the goodwill impairment charge, operating earnings improved $12.4 million, and operating margin improved 280 basis points in 2013 from 2012.
(2)	A $4.4 million loss in 2013 on the disposition of certain assets in Colorado.
(3)	These charges were partially offset by an $8.0 million loss on an indemnification agreement in 2012.
(4)	The remaining margin improvement was primarily a result of a shift in product and customer mix. In 2013, we increased our focus on higher margin, lower-volume paving projects and completed certain low-margin projects, such as grading and structural work. In 2012, we completed certain construction projects that provided significant revenue, but at below-average margins, including a project in Austin, Texas that contributed $47.5 million of revenue in 2012. As shown in the table above, revenue from paving and related services was 67.9% of the West region’s revenue in 2012 compared to 60.9% in 2013. Aggregates and ready-mixed concrete were 10.9% and 14.5%, respectively, of 2013 revenue compared to 8.5% and 10.9%, respectively, in 2012.

In addition to the items discussed above, approximately $1.7 million of the improvement in Adjusted EBITDA was attributable to a reduction in the loss on debt financings allocated to the West region.

Central Region

(in thousands)	2013	2012	Variance
Total revenue	$329,621	$302,113	$27,508	9.1%
Operating income	39,246	37,560	1,686	4.5%
Operating margin	11.9%	12.4%
Adjusted EBITDA	$72,918	$65,767	$7,151	10.9%

Revenue in the Central region increased $27.5 million in 2013 due to an $8.1 million increase in product revenue and a $19.4 million increase in service revenue, which is primarily paving and related services, but also includes certain other revenues earned.

The acquisition of the Lafarge assets in and around Wichita, Kansas contributed to the increases in aggregates, ready-mixed concrete and asphalt volumes. Asphalt prices decreased 1.9% from 2012 due to a concentration of higher grade asphalt mixes in 2012, which commanded a higher price due to higher material input cost. Cement volumes decreased 4.1% with a 3.4% price increase. Price and volume variances across the Central region’s products increased revenue by $6.4 million and $10.2 million in 2013, respectively. The remaining revenue increase in 2013 was primarily due to paving and related projects.

The Central region’s percent changes in sales volumes and pricing from 2012 to 2013 were as follows:

	Percentage Change in
	Volume	Average Selling Price
Aggregate	7.9%	5.5%
Cement	(4.1%)	3.4%
Ready-mixed concrete	5.6%	1.0%
Asphalt	25.9%	(1.9%)

As a vertically-integrated company, we include intercompany sales from materials to products and from products to services when assessing the operating results of our business. These intercompany transactions are eliminated in the consolidated financial statements. Prior to eliminations, the net effect of the volume and pricing changes on revenue was approximately $6.9 million and $4.3 million, respectively. The $21.7 million increase in paving and related services was driven by increased demand for our services in Kansas. Revenue changes by product/service were as follows:

(in thousands)	2013	2012	Variance
Revenue by product:*
Aggregates	$72,130	$67,895	$4,235
Cement	76,211	77,676	(1,465)
Ready-mixed concrete	51,098	47,959	3,139
Asphalt	28,004	22,697	5,307
Paving and related services	102,542	80,882	21,660
Other	(364)	5,004	(5,368)

Total revenue	$329,621	302,113	$27,508

*	Revenue by product includes intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other.

In 2013, the Central region’s operating income increased $1.6 million and Adjusted EBITDA increased $7.2 million as a result of increased revenue, partially offset by a 50 basis point decrease in operating margin. The decrease in operating margin was primarily attributable to the following:

Operating margin — 2012	12.4%
2013 charge to remove barge from waterway(1)	(0.2)%
Other	(0.3)%

Operating margin — 2013	11.9%

(1)	A $0.8 million charge was recognized in 2013 to remove a sunken barge from the Mississippi River.

In addition to the items discussed above, approximately $1.5 million of the improvement in Adjusted EBITDA was attributable to a reduction in the loss on debt financings allocated to the Central region.

East Region

(in thousands)	2013	2012	Variance
Total revenue	$160,385	$139,219	$21,166	15.2%
Operating loss	(14,207)	(245)	(13,962)	5,698.8%
Operating margin	(8.9)%	(0.2)%
Adjusted EBITDA	$15,134	$10,782	$4,352	40.4%

Revenue in the East region increased $21.1 million in 2013 due to a $2.9 million increase in product revenue and an $18.2 million increase in service revenue, which is primarily paving and related services, but also includes certain other revenues earned.

The East region’s percent changes in sales volumes and pricing from 2012 to 2013 were as follows:

	Percentage Change in
	Volume	Average Selling Price
Aggregate	1.2%	8.0%
Asphalt	9.3%	(1.4%)

As a vertically-integrated company, we include intercompany sales from materials to products and from products to services when assessing the operating results of our business. These intercompany transactions are eliminated in the consolidated financial statements. Prior to eliminations, the net effect of the volume and pricing changes on revenue was approximately $4.6 million and $2.3 million, respectively. The $21.1 million increase in paving and related services was driven by increased demand for our services in Kentucky. Revenue changes by product/service were as follows:

(in thousands)	2013	2012	Variance
Revenue by product:*
Aggregates	$40,244	$37,687	$2,557
Asphalt	50,536	46,190	4,346
Paving and related services	116,108	95,039	21,069
Other	(46,503)	(39,697)	(6,806)

Total revenue	$160,385	139,219	$21,166

*	Revenue by product includes intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other.

In 2013, the East region’s operating loss increased $14.0 million and Adjusted EBITDA increased $4.4 million as a result of a decrease in operating margin from (0.2)% in 2012 to (8.9)% in 2013. The decrease in operating margin was primarily attributable to the following:

Operating margin — 2012	(0.2)%
Goodwill impairment(1)	(9.3)%
Other(2)	0.6%

Operating margin – 2013	(8.9)%

(1)	In 2013, we recognized a $14.9 million goodwill impairment charge from a decline in the estimated fair value of the reporting unit caused by uncertainties in the timing of a sustained recovery in the Kentucky construction market.
(2)	In 2013, we implemented various cost savings initiatives, including headcount reductions of approximately 60 salaried employees. We intend to continue to reduce operating costs with the objective of generating operating income in the East region. The goodwill impairment charge of $14.9 million is not expected to reoccur and, absent that charge, the operating loss in 2013 would have been operating income.

In addition to the items discussed above, approximately $2.4 million of the improvement in Adjusted EBITDA was attributable to a reduction in the loss on debt financings allocated to the East region.

Liquidity and Capital Resources

Our primary sources of liquidity include cash on-hand, cash provided by our operations and amounts available for borrowing under our credit facilities and capital- raising activities in the debt capital markets. As of December 27, 2014, we had $13.2 million in cash and working capital of $80.4 million as compared to cash and working capital of $14.9 million and $55.2 million, respectively, at

December 28, 2013. Working capital is calculated as current assets less current liabilities. There were no restricted cash balances as of December 27, 2014 or December 28, 2013. Our remaining borrowing capacity on our senior secured revolving credit facility as of December 27, 2014 was $126.7 million, which is net of $23.3 million of outstanding letters of credit, and is fully available to us within the terms and covenant requirements of our credit agreement.

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

We believe we have access to sufficient financial resources from our liquidity sources to fund our business and operations, including contractual obligations, capital expenditures and debt service obligations, for at least the next twelve months. Our growth strategy contemplates future acquisitions for which we believe we have sufficient access to capital. As of December 27, 2014, we had approximately $330.6 million of funding commitments outstanding from our equity sponsors.

Our Long-Term Debt

Please refer to the notes to the consolidated financial statements found elsewhere in this report for detailed information regarding our long-term debt and senior secured revolving credit facility, scheduled maturities of long-term debt and affirmative and negative covenants. Among other things, we are required to maintain a consolidated first lien net leverage ratio that is no greater than 4.50 to 1.00 for the period from July 1, 2014 through June 30, 2015, and 4.25 to 1.00 thereafter. Our first lien net leverage ratio, for purposes of the senior secured credit facility, is calculated following each quarter and is based on information for the most recently ended four fiscal quarters for which internal financial information is available by dividing our consolidated first lien net debt as of the end of such period by our consolidated EBITDA for such period. Consolidated EBITDA for purposes of our senior secured credit facility is calculated in accordance with our presentation of Further Adjusted EBITDA below.

For the years ended December 27, 2014 and December 28, 2013, our consolidated first lien net leverage ratio was 2.05 to 1.00 and 3.43 to 1.00, respectively, based on consolidated first lien net debt of $434.0 million and $440.6 million as of December 27, 2014 and December 28, 2013 respectively, divided by Further Adjusted EBITDA of $212.1 million and $128.5 million for the years ended December 27, 2014 and December 28, 2013, respectively. As of December 27, 2014 and December 28, 2013, we were in compliance with all debt covenants.

The following table sets forth a reconciliation of net loss to Adjusted EBITDA and Further Adjusted EBITDA for the periods indicated. Adjusted EBITDA and Further Adjusted EBITDA are not U.S. GAAP measures and should not be considered in isolation, or as a substitute for our results as reported under U.S. GAAP.

(in thousands)	Year Ended December 27, 2014	Year Ended December 28, 2013
Net loss	$(6,282)	$(103,679)
Interest expense	86,742	56,443
Income tax benefit	(6,983)	(2,647)
Depreciation, depletion and amortization	86,955	72,217
Accretion	871	717
Goodwill impairment	—	68,202
Discontinued operations(a)	(71)	528
Adjusted EBITDA	$161,232	$91,781

Acquisition transaction expenses(b)	8,554	3,990
Management fees and expenses(c)	4,933	2,620
Strategic fees and initiatives(d)	419	3,887
Non-cash compensation(e)	2,235	2,315
Loss on disposal and impairment of assets(f)	8,735	12,419
Severance and relocation costs	1,163	2,755
Other(g)	1,762	10,280
EBITDA for certain completed acquisitions(h)	23,105	(1,596)

Further Adjusted EBITDA	$212,138	$128,451

(a)	Represents certain concrete paving operations and railroad construction and repair operations that we have exited.
(b)	Represents the transaction expenses associated with past acquisitions and potential acquisitions, consisting primarily of accounting, legal, valuation and financial advisory fees for the acquisitions that were completed in the periods presented.
(c)	Represents certain fees paid and expenses reimbursed to affiliates of our Sponsors. See “Certain Relationships and Related Party Transactions—Transaction and Management Fee Agreement.”
(d)	Represents incurred “costs of” strategic initiatives we put in place, including costs incurred for finance effectiveness improvements and information technology start-up costs. We cannot assure you that we will achieve the synergies that we anticipate achieving in connection with these strategic initiatives.
(e)	Represents non-cash equity-based compensation granted to executives and other members of senior management.
(f)	Represents the loss recognized on assets identified for disposal, net of gains realized on asset sales.
(g)	Includes non-recurring or one time income and expense items that were incurred outside normal operating activities.
(h)	The adjustment for the year ended December 27, 2014 represents the EBITDA for the period from December 29, 2013 to the respective dates of acquisition for the Alleyton, Troy Vines, Buckhorn Materials, Canyon Redi-Mix, Mainland, Southwest Ready Mix, Colorado County S&G and Concrete Supply acquisitions. The adjustment for the year ended December 28, 2013 represents the EBITDA for the period from December 30, 2012 to the respective dates of acquisition for the Lafarge and Westroc acquisitions.

At December 27, 2014 and December 28, 2013, $1,040.7 million and $695.9 million, respectively, of total debt, without giving effect to original issuance discount or premium, were outstanding under our respective debt agreements. Summit Materials and Finance Corp. (together, the “Issuers”), have issued $625.0 million aggregate principal amount of 10  1⁄2% senior notes due January 31, 2020 under an indenture dated as of January 30, 2012 (as amended and supplemented, the “Indenture”). We initially issued $250.0 million of senior notes on January 30, 2012. We issued an additional $260.0 million and $115.0 million of senior notes on January 17, 2014 and September 8, 2014, respectively, at a premium over their par value, receiving aggregate proceeds of $409.3 million, before payment of fees and expenses. The proceeds from the January and September 2014 issuances were used for the purchase of Alleyton and Mainland, to make payments on the senior secured revolving credit facility and for general corporate purposes.

In addition to the senior notes, Summit Materials’ senior secured credit facilities provide for term loans in an aggregate amount of $422.0 million and credit commitments under the senior secured revolving credit facility in an aggregate amount of $150.0 million. Summit Materials’ domestic wholly-owned subsidiary companies and its non-wholly-owned subsidiary, Continental Cement, are named as guarantors of the senior notes and the senior secured credit facilities. Certain other partially-owned subsidiaries, including a subsidiary of Continental Cement, and the wholly-owned Canadian subsidiary, Mainland, do not guarantee the senior notes. Summit Materials has pledged substantially all of its assets as collateral for the senior secured credit facilities.

Cash Flows

The following table summarizes our net cash provided by and used operating, investing and financing activities and our capital expenditures for the periods indicated:

(in thousands)	2014	2013	2012
Net cash provided by (used for):
Operating activities	$79,089	$66,412	$62,279
Investing activities	(461,280)	(111,515)	(85,340)
Financing activities	380,489	32,589	7,702
Cash paid for capital expenditures	$(76,162)	$(65,999)	$(45,488)

Operating Activities

During the year ended December 27, 2014, cash provided by operating activities was $79.1 million primarily as a result of:

•	A net loss of $6.3 million, adjusted for $97.3 million of non-cash expenses, including $95.2 million of depreciation, depletion, amortization and accretion.

•	An increase in accounts receivable of $10.4 million due to favorable weather in the fourth quarter. With the seasonality of our business, the majority of our sales typically occur in the spring, summer and fall resulting in an increase in accounts receivable in the second and third quarters, which is generally collected in the fourth and first quarters. However, revenue in the fourth quarter of 2014 exceeded revenue in the second quarter of 2014, which drove an increase in accounts receivable as of December 27, 2014.

•	Approximately $5.3 million of costs incurred related to accounting, legal and other services associated with the Registration Statement on Form S-1 filed by Summit Materials, Inc. In conjunction with the proposed initial public offering by Summit Materials, Inc., Summit Materials would become an indirect non-wholly owned subsidiary of Summit Materials, Inc.

•	Accrued liabilities contributing $13.2 million, primarily related to a $15.2 million increase in accrued interest as a result of the 2014 issuances of $375.0 million of senior notes. We made $64.1 million of interest payments in the year ended December 27, 2014.

During the year ended December 28, 2013, cash provided by operating activities was $66.4 million primarily as a result of:

•	A net loss of $103.7 million, adjusted for non-cash expenses, including $75.9 million of depreciation, depletion, amortization and accretion, a $68.2 million goodwill impairment charge and $12.4 million from net losses on asset disposals.

•	Collection of accounts receivable providing $9.9 million of additional cash due to an increased focus on processing billings and collecting on outstanding receivables.

During the year ended December 29, 2012, cash provided by operating activities was $62.3 million primarily as a result of:

•	A net loss of $50.6 million, adjusted for non-cash expenses, including $72.2 million of depreciation, depletion, amortization and accretion, which increased in 2012 in connection with our 2011 and 2012 acquisitions, and a $9.5 million loss on our January 2012 debt refinancing.

•	Collection of accounts receivable and costs and estimated earnings in excess of billings providing $12.1 million of additional cash in 2012 due to an increased focus on processing billings and collecting on outstanding receivables.

•	Reduced payments of accounts payable and accrued expenses providing additional cash from operations, on a net basis, of $11.1 million in 2012 due primarily to a $16.0 million increase in accrued interest. Our December 2012 payment was accrued at year-end 2012 and paid in the first quarter of 2013.

Investing Activities

During the year ended December 27, 2014, cash used for investing activities was $461.3 million, $397.9 million of which related to the 2014 Alleyton, Troy Vines, Buckhorn Materials, Canyon Redi-Mix, Mainland, Southwest Ready Mix, Colorado County S&G and Concrete Supply acquisitions. In addition, we invested $76.2 million in capital expenditures, offset by $13.4 million of proceeds from asset sales.

During the year ended December 28, 2013, cash used for investing activities was $111.5 million, $61.6 million of which was used for the April 1, 2013 acquisitions of certain Lafarge assets in and around Wichita, Kansas and all of the membership interests of Westroc near Salt Lake City, Utah. In addition, we invested $66.0 million in capital expenditures, offset by $16.1 million of proceeds from asset sales. Approximately $25.6 million of the capital expenditures were invested in our cement business in Hannibal, Missouri, for continued development of an underground mine ($15.3 million), a cement terminal expansion to store additional cement in St. Louis, Missouri ($2.8 million), as well as improvements made to our cement plant during the scheduled shutdowns. We also invested $6.4 million in a new hot mix asphalt plant in Austin, Texas.

During the year ended December 29, 2012, cash used for investing activities was $85.3 million. We paid $48.8 million for three acquisitions, which expanded our presence in certain of our existing markets and $45.5 million for capital expenditures. Approximately half of our 2012 capital expenditures were to replace or maintain equipment and the remaining portion reflects capital investments in the business, the most significant of which is the development of an underground mine at our cement plant. We spent $5.0 million on the underground mine development in 2012.

Financing Activities

During the year ended December 27, 2014, cash provided by financing activities was $380.5 million, which was primarily composed of $363.9 million of net borrowings on debt. The Company issued $375.0 million of Senior Notes in 2014 at a premium, receiving $409.3 million of aggregate proceeds. The funds from the borrowings were primarily used to purchase Alleyton and Mainland, make payments on the revolving credit facility and for general corporate purposes. In addition, we received contributions from our sole member of $27.6 million and made $10.9 million of payments on our acquisition related liabilities in the year ended December 27, 2014.

During the year ended December 28, 2013, cash provided by financing activities was $32.6 million, which was primarily composed of $42.4 million in net borrowings on our revolving credit facility and proceeds from the February 2013 repricing transaction, through which our outstanding borrowings increased $25.0 million. Approximately $61.6 million of the funds from the borrowings were used on April 1, 2013 to purchase certain assets of Lafarge in and around Wichita, Kansas and all of the membership interests in Westroc. The remaining funds have been used for seasonal working capital requirements. In addition, we made $9.8 million of payments on our acquisition-related liabilities in 2013.

During the year ended December 29, 2012, cash provided by financing activities was $7.7 million, which is primarily composed of $16.5 million of proceeds from the January 2012 financing transactions, offset by $7.5 million of payments on our acquisition-related liabilities.

Cash Paid for Capital Expenditures

We have typically invested approximately 5% to 7% of our annual revenue on capital projects and expect this trend to continue in 2015. In 2014, we expended approximately $76.2 million compared to $66.0 million in 2013. The 2014 capital expenditures include continued development of an underground mine to extract limestone on our Hannibal, Missouri property where our cement plant is located ($6.3 million), which was substantially completed in 2014, $2.6 million of land purchases in Kansas and Kentucky and various other pieces of equipment and rolling stock.

We expended approximately $66.0 million in 2013 compared to $45.5 million in 2012. A portion of the increase in capital expenditures from 2012 relates to developing an underground mine to extract limestone on our Hannibal, Missouri property where our cement plant is located. We spent $15.3 million on the underground mine development in 2013.

Contractual Obligations

The following table presents, as of December 27, 2014, our obligations and commitments to make future payments under contracts and contingent commitments (in thousands).

	Total	2015	2016-2017	2018 - 2019	Thereafter

Short term borrowings and long-term debt, including current portion	$1,040,670	$5,275	$8,440	$401,955	$625,000
Capital lease obligations	33,818	18,096	10,408	1,375	3,939
Operating lease obligations	17,534	5,048	7,284	3,487	1,715
Interest payments (1)	450,430	91,874	172,429	153,314	32,813
Acquisition-related liabilities	79,730	18,426	29,106	15,928	16,270
Royalty payments	73,739	3,303	9,685	8,786	51,965
Defined benefit plans (2)	11,098	2,104	2,862	1,785	4,347
Asset retirement obligation payments	50,923	1,672	6,898	3,313	39,040
Purchase commitments (3)	20,418	20,418	—	—	—
Other	6,750	1,437	3,613	1,700	—

Total contractual obligations (4)	$1,785,110	$167,653	$250,725	$591,643	$775,089

(1)	Future interest payments were calculated using the applicable fixed and floating rates charged by our lenders in effect as of December 27, 2014 and may differ from actual results.
(2)	Amounts represent estimated future payments to fund our defined benefit plans.
(3)	Amounts represent purchase commitments entered into in the normal course of business, primarily for fuel purchases. Commitments are generally less than one year.
(4)	Any future payouts on the redeemable noncontrolling interest are excluded from total contractual obligations as the final settlement amount, timing of settlement and form of payment in either cash or equity has not been determined. The redemption value is currently estimated to be approximately $65.1 million.

Commitments and Contingencies

We are party to certain legal actions arising from the ordinary course of business activities. Accruals are recorded when the outcome is probable and can be reasonably estimated. While the ultimate results of claims and litigation cannot be predicted with certainty, management expects that the ultimate resolution of all current pending or threatened claims and litigation will not have a material effect on our financial position, results of operations or liquidity.

We are obligated under an indemnification agreement entered into with the sellers of Harper Contracting for the sellers’ ownership interests in a joint venture agreement. We have the rights to any benefits under the joint venture as well as the assumption of any obligations, but do not own equity interests in the joint venture. The joint venture has incurred significant losses on a highway project in Utah, which have resulted in requests for funding from the joint venture partners and, ultimately, from us. Through December 27, 2014, we have funded $8.8 million, $4.0 million was funded in 2012 and $4.8 million was funded in 2011. As of December 27, 2014 and December 28, 2013, an accrual of $4.3 million was recorded in other noncurrent liabilities for this matter.

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

In February 2011, we incurred a property loss related to a sunken barge with cement product aboard. In 2013, we recognized $0.8 million of charges for costs to remove the barge from the waterway. As of December 27, 2014 and December 28, 2013, we had $0.4 million and $0.9 million, respectively, included in accrued expenses as management’s best estimate of the remaining costs to remove the barge.

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

Off-Balance Sheet Arrangements

As of December 27, 2014, we had no material off-balance sheet arrangements.

New Accounting Standards

In May 2014, the FASB issued a new accounting standard to improve and converge the financial reporting requirements for revenue from contracts with customers. Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, prescribes a five-step model for revenue recognition that will replace most existing revenue recognition guidance in U.S. GAAP. The ASU will supersede nearly all existing revenue recognition guidance under U.S. GAAP and provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption and will become effective for us in the first quarter of 2017. Early adoption is prohibited. Management is currently assessing the effect that the adoption of this standard will have on the consolidated financial statements.

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

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period.

On an ongoing basis, management evaluates its estimates, including those related to the valuation of accounts receivable, inventories, goodwill, intangibles and other long-lived assets, pension and other postretirement obligations, asset retirement obligations and the redeemable noncontrolling interest. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Acquisitions—Purchase Price Allocation

We regularly review strategic long-term plans, including potential investments in value-added acquisitions of related or similar businesses, which would increase our market share and/or are related to our existing markets. When an acquisition is completed, our consolidated statement of operations includes the operating results of the acquired business starting from the date of acquisition, which is the date that control is obtained. The purchase price is determined based on the fair value of assets given to and liabilities assumed from the seller as of the date of acquisition. We allocate the purchase price to the fair values of the tangible and intangible assets acquired and liabilities assumed as valued at the date of acquisition. Goodwill is recorded for the excess of the purchase price over the net of the fair value of the identifiable assets acquired and liabilities assumed as of the acquisition date. The estimation of fair values of acquired assets and assumed liabilities is judgmental and requires various assumptions and the amounts and useful lives assigned to depreciable and amortizable assets compared to amounts assigned to goodwill, which is not amortized, can significantly affect the results of operations in the period of and periods subsequent to a business combination.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, and therefore represents an exit price. A fair value measurement assumes the highest and best use of the asset by market participants, considering the use of the asset that is physically possible, legally permissible, and financially feasible at the measurement date. We assign the highest level of fair value available to assets acquired and liabilities assumed based on the following options:

•	Level 1—Quoted prices in active markets for identical assets and liabilities.

•	Level 2—Observable inputs, other than quoted prices, for similar assets or liabilities in active markets.

•	Level 3—Unobservable inputs, which includes the use of valuation models.

Level 2 inputs are typically used to estimate the fair value of acquired machinery, equipment and land and assumed liabilities for asset retirement obligations, environmental remediation and compliance obligations and contingencies.

Level 3 inputs are used to estimate the fair value of acquired mineral reserves, mineral interests and separately-identifiable intangible assets.

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

We have invested $397.9 million, $61.6 million and $48.8 million in business combinations and allocated this amount to assets acquired and liabilities assumed during the years ended December 27, 2014, December 28, 2013 and December 29, 2012, respectively.

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

The annual goodwill test is performed by first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If, as a result of the qualitative assessment, it is determined that an impairment is more likely than not, the entity is then required to perform the two-step quantitative impairment test, otherwise further analysis is not required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether an entity chooses to perform the qualitative assessment or proceeds directly to the two-step quantitative impairment test.

Under the two-step quantitative impairment test, step one of the evaluation of impairment involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. We use a discounted cash flow (“DCF”) model to estimate the current fair value of our reporting units when testing for impairment, as management believes forecasted cash flows are the best indicator of fair value. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including macroeconomic trends in the private construction and public infrastructure industries, the timing of work embedded in our backlog, our performance and profitability under our contracts, our success in securing future sales and the appropriate interest rate used to discount the projected cash flows. Most of these assumptions vary significantly among the reporting units. This discounted cash flow analysis is corroborated by “top-down” analyses, including a market assessment of our enterprise value. We believe the estimates and assumptions used in the valuations are reasonable.

In conjunction with our annual review of goodwill on the first day of the fourth quarter, we performed the qualitative assessment for all of our reporting units except the Utah-based operations. As a result of this analysis, we determined that it is more likely than not that the fair value of each reporting unit was greater than its carrying value. The Utah-based operations have negative equity after the goodwill impairment charge recognized in 2013. As a result, we performed Step 2 of the impairment test for the Utah-based operations and concluded that the fair value of the reporting unit exceeded the book value.

One of our reporting units is based in Midland/Odessa, Texas where the economy is largely exposed to the oil and gas sector. In the fourth quarter of 2014, global oil prices declined. An extended period of low oil prices could have a material adverse effect on this reporting unit. However, we do not expect the current decline in oil prices to have a material adverse effect in the near team and are unable to predict long term macroeconomic trends. We will continue to monitor demand for our products in this market to assess whether an event occurs that indicates the carrying amount of the reporting unit may be impaired requiring a goodwill impairment analysis. We did not recognize any goodwill impairment charges in 2014.

As a result of the impairment test in 2013, we concluded that the book values of two of our reporting units, the Utah-based operations in the West region and our one reporting unit in the East region exceeded their estimated fair values. For our remaining reporting units, the estimated fair values were substantially in excess of carrying values ranging from 56% to 182%.

For the Utah-based and East region reporting units, we performed the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. The second step of the test requires the allocation of the reporting unit’s fair value to its assets and liabilities, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill is less than the carrying value, the difference is recorded as an impairment loss. Based on the results of the step two analyses, we recorded impairment charges to goodwill of $53.3 million and $14.9 million for the Utah-based and East region reporting units, respectively. After recognizing these impairment charges, the goodwill attributable to the Utah and Kentucky reporting units was $36.6 million and zero, respectively.

As of December 27, 2014, we determined that no events or circumstances since the first day of the fourth quarter through December 27, 2014 indicated that a further assessment was necessary.

Impairment of Long-Lived Assets, Excluding Goodwill

We evaluate the carrying value of long-lived assets, including intangible assets subject to amortization, when events and circumstances indicate that the carrying value may not be recoverable. Long-lived assets are material to our total assets (as of December 27, 2014, net property, plant and equipment, represented 55.0% of total assets) and the evaluation involves the use of significant estimates and assumptions and considerable management judgment. Such indicators may include deterioration in general economic conditions, negative developments in equity and credit markets, adverse changes in the markets in which an entity operates, increases in input costs that have a negative effect on earnings and cash flows, or a trend of negative or declining cash flows over multiple periods, among others. A one year increase or decrease in the average useful lives of our property, plant and equipment would have affected 2014 depreciation expense by ($4.5) million or $5.2 million, respectively. An impairment charge could be material to our financial condition and results of operations. The carrying value of long-lived assets is considered impaired when the estimated undiscounted cash flows from such assets are less than their carrying value. In that event, we recognize a loss equal to the amount by which the carrying value exceeds the fair value of the long-lived assets.

Fair value is determined by primarily using a cash flow methodology that requires considerable management judgment and long-term assumptions. Our estimate of net future cash flows is based on historical experience and assumptions of future trends, which may be different from actual results.

We consider the identification of an asset for disposal to be an event requiring evaluation of the asset’s fair value. Fair value is often determined to be the estimated sales price, less selling costs. If the carrying value exceeds the fair value, then an impairment charge is recognized equal to the expected loss on disposal. Throughout 2014, we recognized $6.1 million of net losses on asset dispositions, which include both the net loss on disposed assets and losses on assets identified for disposition in the succeeding twelve months. The losses commonly occur because the cash flows expected from selling the asset are less than the cash flows that could be generated from holding the asset for use.

The 2013 goodwill impairment recognized at two reporting units was considered to be an indication that the carrying value of long-lived assets may not be recoverable at those reporting units requiring further evaluation, despite positive cash flows in the year ended December 28, 2013 at both the Utah and Kentucky reporting units. The net book value of the long-lived assets at the Utah and Kentucky reporting units, as of the first day of the fourth quarter, was $117.3 million and $127.8 million, respectively. The evaluation indicated that the carrying value of the reporting units’ long-lived assets was less than the undiscounted future cash flows, resulting in no impairment of the evaluated long-lived assets. The type of long-lived assets at the reporting units, primarily plant and equipment, when purchased new, had generally increased in value from the date the long-lived assets at these reporting units were purchased. As a result, management does not believe that there is a risk that a material impairment charge will be recognized at these reporting units in the near future.

There were no changes to the useful lives of assets having a material effect on our financial position or results of operations in 2014 or 2013.

Revenue Recognition

We earn revenue from the sale of products, which primarily include aggregates, cement, ready-mixed concrete and asphalt, but also include concrete products and plastics components, and from the provision of services, which are primarily paving and related services, but also include landfill operations, the receipt and disposal of waste, which is converted to fuel used in our cement plant, and underground storage space rental.

Revenue for product sales is recognized when evidence of an arrangement exists, the fee is fixed or determinable, title passes, which generally is when the product is shipped, and collection is reasonably assured. Product revenue generally include sales of aggregates, cement and other materials to customers, net of discounts or allowances, if any, and generally include freight and delivery charges billed to customers. Freight and delivery charges associated with cement sales are recorded on a net basis together with freight costs within cost of sales.

Revenue from the receipt of waste fuels is recognized when the waste is accepted and a corresponding liability is recognized for the costs to process the waste into fuel for the manufacturing of cement or to ship the waste offsite for disposal in accordance with applicable regulations.

We account for revenue and earnings on our long-term paving and related services contracts as service revenue using the percentage-of-completion method of accounting. Under the percentage-of-completion method, we recognize paving and related services revenue as services are rendered. We estimate profit as the difference between total estimated revenue and total estimated cost of a contract and recognize that profit over the life of the contract based on input measures (e.g., costs incurred). We generally measure progress toward completion on long-term paving and related services contracts based on the proportion of costs incurred to date relative to total estimated costs at completion. We include revisions of estimated profits on contracts in earnings under the cumulative catch-up method, under which the effect of revisions in estimates is recognized immediately. If a revised estimate of contract profitability reveals an anticipated loss on the contract, we recognize the loss in the period it is identified.

The percentage-of-completion method of accounting involves the use of various estimating techniques to project costs at completion, and in some cases includes estimates of recoveries asserted against the customer for changes in specifications or other disputes. Contract estimates involve various assumptions and projections relative to the outcome of future events over multiple periods, including future labor productivity and availability, the nature and complexity of the work to be performed, the cost and availability of materials, the effect of delayed performance, and the availability and timing of funding from the customer. These estimates are based on our best judgment. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. We review our contract estimates regularly to assess revisions in contract values and estimated costs at completion. No material contract adjustments were recognized between 2012 and 2014.

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

Mining Reclamation Obligations

We incur reclamation obligations as part of our mining activities. Our quarry activities require the removal and relocation of significant levels of overburden to access stone of usable quantity and quality. The same overburden material is used to reclaim depleted mine areas, which must be sloped to a certain gradient and seeded to prevent erosion in the future. Reclamation methods and requirements can differ depending on the quarry and state rules and regulations in existence for certain locations. This differentiation affects the potential obligation required at each individual subsidiary. As of December 27, 2014, our undiscounted reclamation obligations totaled $29.3 million, of which 16.4% is expected to be settled within the next five years and the remaining 83.6% thereafter.

Reclamation costs resulting from the normal use of long-lived assets, either owned or leased, are recognized over the period the asset is in use. The obligation, which cannot be reduced by estimated offsetting cash flows, is recorded at fair value as a liability at the obligating event date and is accreted through charges to operating expenses. The fair value is based on our estimate for a third party to perform the legally required reclamation tasks including a reasonable profit margin. This fair value is also capitalized as part of the carrying amount of the underlying asset and depreciated over the estimated useful life of the asset.

The mining reclamation reserve is based on management’s estimate of future cost requirements to reclaim property at both currently operating and closed quarry sites. Costs are estimated in current dollars and inflated until the expected time of payment using a future estimated inflation rate and then discounted back to present value using a credit-adjusted, risk-free rate on obligations of similar maturity adjusted to reflect our credit rating. We review reclamation obligations at least every three years for a revision to the cost or a change in the estimated settlement date. Additionally, reclamation obligations are reviewed in the period that a triggering event occurs that would result in either a revision to the cost or a change in the estimated settlement date. Examples of events that would trigger a change in the cost include a new reclamation law or amendment to an existing mineral lease. Examples of events that would cause a change in the estimated settlement date include the acquisition of additional reserves or early or delayed closure of a site. Any affect to earnings from cost revisions is included in cost of revenue.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to certain market risks arising from transactions that are entered into in the normal course of business. Our operations are highly dependent upon the interest rate-sensitive construction industry as well as the general economic environment. Consequently, these marketplaces could experience lower levels of economic activity in an environment of rising interest rates or escalating costs. Management has considered the current economic environment and its potential effect to our business. Demand for aggregates-based products, particularly in the residential and nonresidential construction markets, could decline if companies and consumers are unable to obtain financing for construction projects or if an economic recession causes delays or cancellations to capital projects. Additionally, in preceding years, declining tax revenue, state budget deficits and unpredictable or inconsistent federal funding have negatively affected states’ abilities to finance infrastructure construction projects.

Commodity and Energy Price Risk

We are subject to commodity price risk with respect to price changes in liquid asphalt and energy, including fossil fuels and electricity for aggregates, cement, ready-mixed concrete and asphalt paving mix production, natural gas for hot mix asphalt production and diesel fuel for distribution vehicles and production related mobile equipment. Liquid asphalt escalators in most of our public infrastructure contracts limit our exposure to price fluctuations in this commodity, and we seek to obtain escalators on private and commercial contracts. Similarly, in periods of decreasing oil prices, a portion of the cost savings will be recouped by our end customers. Decreasing oil prices also could affect demand in certain of our markets, particularly in Houston and Midland/Odessa, Texas, which represent approximately 15% of our consolidated revenue in 2014.

Inflation Risk

Inflation rates in recent years have not been a significant factor in our revenue or earnings due to relatively low inflation and our ability to recover increasing costs by obtaining higher prices for our products through sale price escalators in place for most public infrastructure sector contracts. Inflation risk varies with the level of activity in the construction industry, the number, size and strength of competitors and the availability of products to supply a local market.

Foreign Currency Risk

In 2014, we expanded our operations into Canada with the acquisition of Mainland. With this expansion, we are subject to foreign currency risk related to changes in the U.S. dollar/Canadian dollar exchange rates. A 10% adverse change in foreign currency rates in 2014 would not have had a material effect on our financial position, results of operations or cash flows.

Interest Rate Risk

We have $150.0 million of revolving credit commitments and $422.0 million of term loans under the senior secured credit facilities, which bear interest at a variable rate. A hypothetical 100-basis-point increase in interest rates on the 2014 quarterly average outstanding revolver balance of $22.2 million would increase interest expense by $0.2 million on an annual basis. The interest rate on the term loans has a floor of 1.25%. The rate in effect at December 27, 2014 was 0.26% and, thus the rate applicable to us was the floor rate of 1.25%. Therefore, a 100-basis-point increase in the interest rate at December 27, 2014 would only have increased the rate from 1.25% to 1.26%, effect of which would have been immaterial on annual interest expense.

At our cement plant, we sponsor two non-contributory defined benefit pension plans for hourly and salaried employees and healthcare and life insurance benefits for certain eligible retired employees. As of January 2014, the pension plans have been frozen to new participants and the healthcare and life insurance benefit plan has been amended to eliminate all future retiree health and life coverage. Our results of operations are affected by our net periodic benefit cost from these plans, which was $0.5 million in 2014, exclusive of a $1.3 million curtailment benefit. Assumptions that affect this expense include the discount rate and, for the pension plans only, the expected long-term rate of return on assets. Therefore, we have interest rate risk associated with these factors.

The healthcare and life insurance benefit plan are exposed to changes in the cost of healthcare services. A one percentage-point increase or decrease in assumed health care cost trend rates would have affected the accumulated postretirement benefit obligation by approximately $1.3 million or $(1.1) million, respectively, at December 27, 2014.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Member

of Summit Materials, LLC:

We have audited the accompanying consolidated balance sheets of Summit Materials, LLC and subsidiaries as of December 27, 2014 and December 28, 2013, and the related consolidated statements of operations, comprehensive loss, cash flows, and changes in redeemable noncontrolling interest and member’s interest for each of the years in the three-year period ended December 27, 2014 . These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summit Materials, LLC and subsidiaries as of December 27, 2014 and December 28, 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 27, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Denver, Colorado

February 22, 2015

SUMMIT MATERIALS, LLC AND SUBSIDIARIES

Consolidated Balance Sheets

December 27, 2014 and December 28, 2013

(In thousands)

	2014	2013
Assets
Current assets:
Cash	$13,215	$14,917
Accounts receivable, net	141,302	99,337
Costs and estimated earnings in excess of billings	10,174	10,767
Inventories	111,553	96,432
Other current assets	17,172	13,181

Total current assets	293,416	234,634

Property, plant and equipment, net	950,601	831,778
Goodwill	419,270	127,038
Intangible assets, net	17,647	15,147
Other assets	48,843	39,197

Total assets	$1,729,777	$1,247,794

Liabilities, Redeemable Noncontrolling Interest and Member’s Interest
Current liabilities:
Current portion of debt	$5,275	$30,220
Current portion of acquisition-related liabilities	18,402	10,635
Accounts payable	78,854	72,104
Accrued expenses	101,496	57,251
Billings in excess of costs and estimated earnings	8,958	9,263

Total current liabilities	212,985	179,473

Long-term debt	1,059,642	658,767
Acquisition-related liabilities	42,736	23,756
Other noncurrent liabilities	93,691	77,480

Total liabilities	1,409,054	939,476

Commitments and contingencies (see note 14)
Redeemable noncontrolling interest	33,740	24,767
Member’s interest:
Member’s equity	518,647	486,896
Accumulated deficit	(217,416)	(198,511)
Accumulated other comprehensive loss	(15,546)	(6,045)

Member’s interest	285,685	282,340
Noncontrolling interest	1,298	1,211

Total member’s interest	286,983	283,551

Total liabilities, redeemable noncontrolling interest and member’s interest	$1,729,777	$1,247,794

See accompanying notes to consolidated financial statements.

SUMMIT MATERIALS, LLC AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 27, 2014, December 28, 2013 and December 29, 2012

(In thousands)

	2014	2013	2012
Revenue:
Product	$838,026	$593,570	$588,762
Service	366,205	322,631	337,492

Total revenue	1,204,231	916,201	926,254

Cost of revenue (excluding items shown separately below):
Product	598,732	430,172	444,569
Service	288,428	246,880	268,777

Total cost of revenue	887,160	677,052	713,346

General and administrative expenses	150,732	142,000	127,215
Goodwill impairment	—	68,202	—
Depreciation, depletion, amortization and accretion	87,826	72,934	68,290
Transaction costs	8,554	3,990	1,988

Operating income (loss)	69,959	(47,977)	15,415
Other income, net	(3,447)	(1,737)	(1,182)
Loss on debt financings	—	3,115	9,469
Interest expense	86,742	56,443	58,079

Loss from continuing operations before taxes	(13,336)	(105,798)	(50,951)
Income tax benefit	(6,983)	(2,647)	(3,920)

Loss from continuing operations	(6,353)	(103,151)	(47,031)
(Income) loss from discontinued operations	(71)	528	3,546

Net loss	(6,282)	(103,679)	(50,577)
Net income attributable to noncontrolling interest	2,495	3,112	1,919

Net loss attributable to member of Summit Materials, LLC	$(8,777)	$(106,791)	$(52,496)

See accompanying notes to consolidated financial statements.

SUMMIT MATERIALS, LLC AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

Years ended December 27, 2014, December 28, 2013 and December 29, 2012

(In thousands)

	2014	2013	2012
Net loss	$(6,282)	$(103,679)	$(50,577)
Other comprehensive (loss) income:
Postretirement curtailment adjustment	(1,346)	—	—
Postretirement liability adjustment	(3,919)	4,407	(3,648)
Foreign currency translation adjustment	(5,816)	—	—

Other comprehensive (loss) income:	(11,081)	4,407	(3,648)

Comprehensive loss	(17,363)	(99,272)	(54,225)
Less comprehensive income attributable to the noncontrolling interest	915	4,434	824

Comprehensive loss attributable to member of Summit Materials, LLC	$(18,278)	$(103,706)	$(55,049)

See accompanying notes to consolidated financial statements.

SUMMIT MATERIALS, LLC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 27, 2014, December 28, 2013 and December 29, 2012

(In thousands)

	2014	2013	2012
Cash flow from operating activities:
Net loss	$(6,282)	$(103,679)	$(50,577)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	95,211	75,927	72,179
Net interest expense	252	3,256	3,266
Share-based compensation expense	2,235	2,315	2,533
Deferred income tax benefit	(5,927)	(4,408)	(3,468)
Net loss on asset disposals	6,500	12,419	2,564
Goodwill impairment	—	68,202	—
Loss on debt financings	—	2,989	9,469
Other	(957)	(1,098)	(874)
(Increase) decrease in operating assets, net of acquisitions:
Accounts receivable, net	(10,366)	9,884	5,201
Inventories	(3,735)	499	(1,726)
Costs and estimated earnings in excess of billings	1,359	196	6,931
Other current assets	(3,997)	(453)	3,494
Other assets	4,767	(1,708)	1,189
(Decrease) increase in operating liabilities, net of acquisitions:
Accounts payable	(6,455)	4,067	(6,076)
Accrued expenses	13,162	(742)	17,175
Billings in excess of costs and estimated earnings	(305)	1,998	2,589
Other liabilities	(6,373)	(3,252)	(1,590)

Net cash provided by operating activities	79,089	66,412	62,279

Cash flow from investing activities:
Acquisitions, net of cash acquired	(397,854)	(61,601)	(48,757)
Purchases of property, plant and equipment	(76,162)	(65,999)	(45,488)
Proceeds from the sale of property, plant and equipment	13,366	16,085	8,836
Other	(630)	—	69

Net cash used for investing activities	(461,280)	(111,515)	(85,340)

Cash flow from financing activities:
Proceeds from investment by member	27,617	—	—
Proceeds from debt issuances	762,250	234,681	726,442
Payments on long-term debt	(389,270)	(188,424)	(697,438)
Payments on acquisition-related liabilities	(10,935)	(9,801)	(7,519)
Financing costs	(9,085)	(3,864)	(13,081)
Other	(88)	(3)	(702)

Net cash provided by financing activities	380,489	32,589	7,702

Net decrease in cash	(1,702)	(12,514)	(15,359)
Cash – beginning of period	14,917	27,431	42,790

Cash – end of period	$13,215	$14,917	$27,431

See accompanying notes to consolidated financial statements.

SUMMIT MATERIALS, LLC AND SUBSIDIARIES

Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Member’s Interest

Years ended December 27, 2014, December 28, 2013 and December 29, 2012

(In thousands)

	Member’s equity	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total member’s interest	Redeemable noncontrolling interest
Balance — December 31, 2011	$482,707	$(40,932)	$(6,577)	$1,174	$436,372	$21,300
Accretion/ redemption value adjustment	—	(657)	—	—	(657)	657
Net (loss) income	—	(52,496)	—	(69)	(52,565)	1,988
Other comprehensive loss	—	—	(2,553)	—	(2,553)	(1,095)
Repurchase of member’s interest	(656)	—	—	—	(656)	—
Share-based compensation	2,533	—	—	—	2,533	—
Payment of dividends	—	—	—	(46)	(46)	—

Balance — December 29, 2012	484,584	(94,085)	(9,130)	1,059	382,428	22,850
Accretion/ redemption value adjustment	—	2,365	—	—	2,365	(2,365)
Net (loss) income	—	(106,791)	—	152	(106,639)	2,960
Other comprehensive income	—	—	3,085	—	3,085	1,322
Repurchase of member’s interest	(3)	—	—	—	(3)	—
Share-based compensation	2,315	—	—	—	2,315	—

Balance — December 28, 2013	486,896	(198,511)	(6,045)	1,211	283,551	24,767
Contributed capital	27,617	—	—	—	27,617	—
Accretion/ redemption value adjustment	—	(8,145)	—	—	(8,145)	8,145
Net (loss) income	—	(8,777)	—	87	(8,690)	2,408
Other comprehensive loss	—	—	(9,501)	—	(9,501)	(1,580)
Repurchase of member’s interest	(88)	—	—	—	(88)	—
Share-based compensation	4,222	(1,983)	—	—	2,239	—

Balance — December 27, 2014	$518,647	$(217,416)	$(15,546)	$1,298	$286,983	$33,740

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, unless otherwise noted)

(1) Summary of Organization and Significant Accounting Policies

Summit Materials, LLC (“Summit Materials”) is a vertically-integrated, construction materials company. Across its subsidiaries, it is engaged in the manufacturing and sale of aggregates, cement, ready-mixed concrete and asphalt paving mix. It is also engaged in road paving and related construction services. Summit Materials owns and operates quarries, sand and gravel pits, a cement plant, cement distribution terminals, asphalt plants, ready–mixed concrete plants and landfill sites. The operations of Summit Materials are conducted primarily across 17 states and British Columbia, Canada, with the most significant portion of the Company’s revenue generated in Texas, Kansas, Kentucky, Utah and Missouri.

Summit Materials is a wholly-owned indirect subsidiary of Summit Materials Holdings L.P. (“Summit Holdings”) whose major indirect owners are certain investment funds affiliated with Blackstone Capital Partners V L.P. (“BCP”). Summit Materials has a number of subsidiaries that have individually made a number of acquisitions through 2014. The Company is organized by geographic region and has three operating segments, which are also its reporting segments: the Central; West; and East regions.

Principles of Consolidation—The consolidated financial statements include the accounts of Summit Materials and its majority owned subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated. The Company attributes consolidated member’s interest and net income separately to the controlling and noncontrolling interests. The Company accounts for investments in entities for which it has an ownership of 20% to 50% using the equity method of accounting.

Noncontrolling interests represent a 30% redeemable ownership in Continental Cement Company, L.L.C. (“Continental Cement”) and a 20% ownership in Ohio Valley Asphalt, LLC. In 2013, Continental Cement changed its fiscal year from a calendar year to a 52-week year with each quarter composed of 13 weeks ending on a Saturday, consistent with Summit Materials’ fiscal year. Continental Cement’s fiscal year end in 2014 was December 27 compared to December 28 in 2013 and the calendar year ended December 31 in 2012. The effect of this change to the Company’s financial position, results of operations and liquidity was immaterial. Each of the fiscal years presented were composed of 52 weeks.

Use of Estimates—The consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), which require management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and reported amounts of revenue and expenses. Such estimates include the valuation of accounts receivable, inventories, goodwill, intangible and other long-lived assets, pension and other postretirement obligations, asset retirement obligations and the redeemable noncontrolling interest. Estimates also include revenue earned and costs to complete open contracts. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Management adjusts such estimates and assumptions when circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from estimates made. Changes in estimates, including those resulting from continuing changes in the economic environment, will be reflected in the Company’s consolidated financial statements in the period in which the change in estimate occurs.

Business and Credit Concentrations—The majority of the Company’s customers are located in Texas, Kansas, Kentucky, Utah and Missouri and accounts receivable consist primarily of amounts due from customers within these states. Collection of these accounts is, therefore, dependent on the economic conditions in the aforementioned states. However, credit granted within the Company’s trade areas has been granted to a wide variety of customers. No single customer accounted for more than 10% of revenue in 2014, 2013 or 2012. Management does not believe that any significant concentrations of credit exist with respect to individual customers or groups of customers.

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

Costs and estimated earnings in excess of billings are composed principally of revenue recognized on contracts (on the percentage-of-completion method) for which billings had not been presented to customers because the amount were not billable under the contract terms at the balance sheet date. In accordance with the contract terms, the unbilled receivables at December 27, 2014 will be billed in 2015. Billings in excess of costs and estimated earnings represent billings in excess of revenue recognized.

Revenue from the receipt of waste fuels is classified as service revenue and is based on fees charged for the waste disposal, which are recognized when the waste is accepted.

Inventories—Inventories consist of stone removed from quarries and processed for future sale, cement, raw materials and finished concrete blocks. Inventories are valued at the lower of cost or market and are accounted for on a first-in first-out basis or an average cost basis. If items become obsolete or otherwise unusable or if quantities exceed what is projected to be sold within a reasonable period of time, they will be charged to costs of production in the period that the items are designated as obsolete or excess inventory. Stripping costs are costs of removing overburden and waste material to access aggregate materials and are recognized in cost of revenue in the same period as the revenue from the sale of the inventory.

Property, Plant and Equipment, net—Property, plant and equipment are recorded at cost, less accumulated depreciation, depletion and amortization. Expenditures for additions and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Repair and maintenance costs that do not substantially expand productive capacity or extend the life of property, plant and equipment are expensed as incurred.

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

Upon disposal of an asset, the cost and related accumulated depreciation are removed from the Company’s accounts and any gain or loss is included in general and administrative expenses.

Depreciation on property, plant and equipment, including assets subject to capital leases, is computed on a straight-line basis or based on the economic usage over the estimated useful life of the asset. The estimated useful lives are generally as follows:

Buildings and improvements	7—40 years
Plant, machinery and equipment	20—40 years
Mobile equipment and barges	15—20 years
Office equipment	3—6 years
Truck and auto fleet	5—10 years
Landfill airspace and improvements	5—60 years
Other	2—10 years

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

Property, plant and equipment is tested for impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. As a result, the property, plant and equipment impairment test is at a significantly lower level than the level at which goodwill is tested for impairment. In markets where the Company does not produce downstream products (e.g., ready-mixed concrete, asphalt paving mix and paving and related services), the lowest level of largely independent identifiable cash flows is at the individual aggregates operation or a group of aggregates operations collectively serving a local market or the cement operations, as a whole. Conversely, in vertically-integrated markets, the cash flows of the downstream and upstream businesses are not largely independently identifiable and the vertically-integrated operations are considered the lowest level of largely independent identifiable cash flows.

In addition, assets are assessed for impairment charges when identified for disposition. Projected losses from disposition are recognized in the period in which they become estimable, which may be in advance of the actual disposition. The net loss from asset dispositions recognized in general and administrative expenses in fiscal years 2014, 2013 and 2012 was $6.5 million, $12.4 million and $2.6 million, respectively. No material impairment charges have been recognized on assets held for use in 2014, 2013 or 2012. The losses are commonly a result of the cash flows expected from selling the asset being less than the expected cash flows that could be generated from holding the asset for use.

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

	December 27, 2014			December 28, 2013
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Leases	$10,357	$(2,031)	$8,326	$10,430	$(1,604)	$8,826
Reserve rights	9,094	(540)	8,554	5,890	(221)	5,669
Trade names	1,020	(470)	550	1,020	(368)	652
Other	249	(32)	217	—	—	—

Total intangible assets	$20,720	$(3,073)	$17,647	$17,340	$(2,193)	$15,147

Amortization expense in 2014, 2013 and 2012 was $0.9 million, $0.8 million and $0.6 million, respectively. The estimated amortization expense for intangible assets for each of the next five years and thereafter is as follows:

2015	$3,105
2016	1,675
2017	956
2018	956
2019	956
Thereafter	9,999

Total	$17,647

Goodwill—Goodwill represents the purchase price paid in excess of the fair value of net tangible and intangible assets acquired. Goodwill recorded in connection with the Company’s acquisitions is primarily attributable to the expected profitability, assembled workforces of the acquired businesses and the synergies expected to arise after the Company’s acquisition of those businesses. Goodwill is not amortized, but is tested annually for impairment as of the first day of the fourth quarter and whenever events or circumstances indicate that goodwill may be impaired. The goodwill impairment test first uses a qualitative approach to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If, as a result of the qualitative assessment, it is determined that an impairment is more likely than not, the two-step quantitative impairment test is then performed, otherwise further analysis is not required. The two-step impairment test first identifies potential goodwill impairment for each reporting unit and then, if necessary, measures the amount of the impairment loss. Goodwill is tested for impairment based on the Company’s operating companies, which management has determined to be the Company’s reporting units, which are one level below its segments in the Central and West regions. The East region is considered to be a single reporting unit.

Income Taxes—As a limited liability company, Summit Materials’ federal and state income tax attributes are generally passed to its members. However, certain of the Company’s subsidiaries are taxable entities, the provisions for which are included in the consolidated financial statements. For the Company’s taxable entities, deferred income tax assets and liabilities are computed for differences between the tax basis and financial statement amounts that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recognized for deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized.

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

Fair Value Measurements—The fair value accounting guidance establishes the following fair value hierarchy that prioritizes the inputs used to measure fair value:

Level 1 —	Unadjusted quoted prices for identical assets or liabilities in active markets.

Level 2 —	Inputs other than Level 1 that are based on observable market data, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in inactive markets, inputs that are observable that are not prices and inputs that are derived from or corroborated by observable markets.

Level 3 —	Valuations developed from unobservable data, reflecting the Company’s own assumptions, which market participants would use in pricing the asset or liability.

Assets and liabilities measured at fair value in the consolidated balance sheets as of December 27, 2014 and December 28, 2013 are as follows:

	2014	2013

Accrued expenses:
Current portion of contingent consideration	$2,375	$—

Acquisition- related liabilities
Contingent consideration	$5,379	$1,908

Certain acquisitions made by the Company require the payment of additional consideration contingent upon the achievement of specified operating results, referred to as contingent consideration or earn-out obligations. These payments will not be made if earn-out thresholds are not achieved. Approximately $4.5 million and $1.9 million of the increase in contingent consideration obligations relate to the January 17, 2014 acquisition of Alleyton Resource Corporation, Colorado Gulf, LP and certain assets of Barten Shepard Investments, LP (collectively, “Alleyton”) and the October 3, 2014 acquisition of Concrete Supply of Topeka, Inc. and all of the membership interests of Penny’s Concrete and Ready Mix, L.L.C. and Builders Choice Concrete Company of Missouri, L.L.C. (collectively, “Concrete Supply”), respectively. No material earn-out payments have been made to date.

Summit Materials records contingent consideration at fair value on the acquisition date and then measures its fair value each reporting period. Any adjustments to fair value are recognized in earnings in the period identified. Management of the Company determines the appropriate policies and procedures to be used when determining the fair value of contingent consideration. Its fair values are based on unobservable inputs, or Level 3 assumptions, including projected probability-weighted cash payments and an 11.0% discount rate, which reflects the Company’s credit risk. Changes in fair value may occur as a result of a change in actual or projected cash payments, the probability weightings applied by the Company to projected payments or a change in the discount rate. Significant increases or decreases in any of these inputs in isolation could result in a significantly lower, or higher, fair value measurement. In 2014 and 2012, we recognized immaterial reductions to contingent consideration of $0.5 million and $0.4 million, respectively.

Financial Instruments—The Company’s financial instruments include certain acquisition-related liabilities (deferred consideration and noncompete obligations) and debt. The fair value of the deferred consideration and noncompete obligations approximate their carrying value of $49.0 million and $4.4 million, respectively, as of December 27, 2014 and $28.3 million and $4.2 million, respectively, as of December 28, 2013. The fair value was determined based on Level 3 inputs of the fair value hierarchy, including the cash payment terms in the purchase agreements and a discount rate reflecting the Company’s credit risk.

The fair value of long-term debt was approximately $1,101.9 million and $696.5 million as of December 27, 2014 and December 28, 2013, respectively, compared to its carrying value of $1,064.9 million and $663.0 million, respectively. Fair value was determined based on Level 2 inputs of the fair value hierarchy, including observable inputs, specifically quoted prices for these instruments in inactive markets. The fair value of Company’s revolving credit facility approximated its carrying value of $26.0 million at December 28, 2013. There were no outstanding borrowings on the revolving credit facility as of December 27, 2014.

(2) Acquisitions

The Company has acquired a number of entities since its formation in 2009, which were financed through a combination of debt and contributions from its member. The operations of each acquisition have been included in the Company’s consolidated results of operations since the respective dates of the acquisitions. The Company measures all assets acquired and liabilities assumed at their acquisition-date fair value.

2014 Acquisitions

West region

•	On September 30, 2014, the Company acquired all of the outstanding ownership interests in Colorado County Sand & Gravel Co., L.L.C., a Texas limited liability company, M & M Gravel Sales, Inc., a Texas corporation, Marek Materials Co. Operating, Ltd., a Texas limited partnership, and Marek Materials Co., L.L.C., a Texas limited liability company (collectively “Colorado County S&G”). Colorado County S&G provides aggregates to the West Houston, Texas market. The acquisition was funded with borrowings under the Company’s revolving credit facility.

•	On September 19, 2014, the Company acquired all of the membership interests of Southwest Ready-Mix LLC (“Southwest Ready Mix”), which included two ready-mixed concrete plants and serves the downtown and southwest Houston, Texas markets. The acquisition was funded with borrowings under the Company’s revolving credit facility.

•	On September 4, 2014, the Company acquired all of the issued and outstanding shares and certain shareholder notes of Rock Head Holdings Ltd. and B.I.M. Holdings Ltd., which collectively indirectly owned all of Mainland Sand and Gravel Ltd.’s shares. The surviving entity, Mainland Sand & Gravel ULC. (“Mainland”), based in Surrey, British Columbia, is a supplier of aggregates to the Vancouver metropolitan area. The acquisition was funded with a portion of the proceeds from the September 8, 2014 issue and sale of $115.0 million aggregate principal amount of 10 1⁄2% senior notes due 2020.

•	On July 29, 2014, the Company acquired all of the assets of Canyon Redi-Mix, Inc. and CRM Mixers LP (collectively “Canyon Redi-Mix”). The acquired assets include two ready-mixed concrete plants, which serve the Permian Basin region of West Texas. The acquisition was funded with borrowings under the Company’s revolving credit facility.

•	On March 31, 2014, the Company acquired all of the stock of Troy Vines, Inc., an integrated aggregates and ready-mixed concrete business headquartered in Midland, Texas, which serves the Permian Basin region of West Texas. The acquisition was funded with cash on hand.

•	On January 17, 2014, the Company acquired all of the membership interests of Alleyton, an aggregates and ready-mixed concrete business in Houston, Texas. The Alleyton acquisition was funded with a portion of the proceeds from the January 17, 2014 issue and sale of $260.0 million aggregate principal amount of 10 1⁄2% senior notes due 2020.

Central region

•	On October 3, 2014, the Company acquired the stock of Concrete Supply, an aggregates and ready-mixed concrete business with operations in Kansas and Missouri. The acquisition was funded with borrowings under the Company’s revolving credit facility.

East region

•	On June 9, 2014, the Company acquired all of the membership interests of Buckhorn Materials LLC, an aggregates quarry in South Carolina, and Construction Materials Group LLC, a sand pit in South Carolina. The acquisition was funded with borrowings under the Company’s revolving credit facility.

2013 Acquisitions

West region

•	On April 1, 2013, the Company acquired all of the membership interests of Westroc, LLC, an aggregates and ready-mixed concrete provider near Salt Lake City, Utah, with borrowings under the Company’s revolving credit facility.

Central region

•	On April 1, 2013, the Company acquired certain aggregates, ready-mixed concrete and asphalt assets of Lafarge North America, Inc. in and around Wichita, Kansas, with borrowings under the Company’s revolving credit facility.

2012 Acquisitions

West region

•	On November 30, 2012, the Company acquired all of the stock of Sandco, Inc., an aggregates and ready-mixed concrete business in Colorado, with cash on-hand.

Central region

•	On February 29, 2012, the Company acquired certain assets of Norris Quarries, LLC, an aggregates business in northwest Missouri, with proceeds from debt, including the Company’s revolving credit facility.

East region

•	On October 5, 2012, the Company acquired certain assets of Kay & Kay Contracting, LLC, an aggregates, asphalt and paving business in Kentucky, with cash on-hand.

Revenue and net income from these acquisitions in the year ended December 27, 2014 was $197.5 million and $35.6 million, respectively, of which $150.9 million and $32.6 million, respectively, was attributable to Alleyton, Southwest Ready Mix and Colorado County S&G. Southwest Ready Mix and Colorado County S&G were integrated with Alleyton as of their respective acquisition dates such that disaggregated financial data is not available. The 2013 and 2012 acquisitions were integrated with existing operations on the respective acquisition dates such that disaggregated financial data is not available.

Pro Forma Financial Information (unaudited)— The following unaudited supplemental pro forma information presents the financial results as if the 2014, 2013 and 2012 acquisitions occurred on the first day of fiscal year 2013, 2012 and 2011, respectively. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisitions been made on the first day of the preceding fiscal year, nor is it indicative of any future results. The pro forma effect on revenue in the year ended December 28, 2013 was $305.7 million and $8.6 million from 2014 and 2013 acquisitions, respectively, and was $33.7 million and ($3.4) million, respectively, on net loss. The pro forma effect on revenue in the year ended December 29, 2012 was $82.4 million and $13.8 million from 2013 and 2012 acquisitions, respectively, and was $4.7 million and ($0.5) million, respectively, on net loss.

	Year ended
	December 27, 2014	December 28, 2013	December 29, 2012

Revenue	$1,326,861	$1,230,491	$1,022,535
Net income (loss)	8,181	(104,705)	(46,405)

The purchase price allocation for the Canyon Redi-Mix, Mainland, Southwest Ready Mix, Colorado County S&G and Concrete Supply acquisitions has not yet been finalized due to the recent timing of the acquisitions. The following table summarizes aggregated information regarding the fair values of the assets acquired and liabilities assumed as of the respective acquisition dates in 2014, 2013 and 2012:

		Year Ended	Year Ended	Year Ended
	Alleyton	December 27, 2014	December 28,	December 29,
	January 17, 2014	(excluding Alleyton)	2013	2012
Financial assets	$15,489	$22,101	$8,302	$1,397
Inventories	2,548	8,249	3,954	6,988
Property, plant and equipment	47,985	74,687	40,580	21,543
Intangible assets (1)	—	3,398	7,428	3,172
Other assets	2,595	3,337	52	1,330
Financial liabilities	(10,054)	(17,610)	(6,164)	(944)
Other long-term liabilities	(990)	(11,727)	(1,050)	(364)

Net assets acquired	57,573	82,435	53,102	33,122
Goodwill	147,064	148,838	16,120	26,230

Purchase price	204,637	231,273	69,222	59,352

Acquisition related liabilities	(22,123)	(10,656)	(7,902)	(10,547)
Other	(2,087)	(3,190)	281	(48)

Net cash paid for acquisitions	$180,427	$217,427	$61,601	$48,757

(1)	Intangible assets acquired in 2013 related to aggregate reserves to which the Company has the rights of ownership, but does not own the reserves ($5.9 million) and the differential between contractual lease rates and market rates for leases of aggregate reserves and office space. The acquired intangible assets in total, the reserve rights and the lease assets have weighted-average lives of 18 years, 20 years and 11 years, respectively.

(3) Goodwill

As of December 29, 2014, the Company had 11 reporting units with goodwill for which the annual goodwill impairment test was completed. To perform the annual impairment test on the first day of the fourth quarter of 2014, the Company first assessed qualitative factors to determine whether the existence of events or circumstances led to a determination that it was more likely than not (more than 50%) that the estimated fair value of its reporting units, excluding the Utah-based reporting unit, were less than the carrying amounts. As a result of the qualitative assessment, it was determined that an impairment was not more likely than not. Accordingly, for those reporting units, the two-step quantitative impairment test was not performed. The Utah-based reporting unit has negative equity and, therefore, the Company performed step 2 of the two-step impairment test. The second step of the test requires the allocation of the reporting unit’s fair value to its assets and liabilities, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill as if the reporting unit were being acquired in a business combination. If the implied fair value of goodwill is less than the carrying value, the difference is recorded as an impairment loss. The Company estimated the fair value of the Utah-based reporting unit’s assets and liabilities using either an income approach (a discounted cash flow technique) or a market approach, based on the nature of the asset and liability and the information available. These valuation methods used Level 2 and Level 3 assumptions, including, but not limited to, sales prices of similar assets, assumptions related to future profitability, cash flows, and discount rates. These estimates are based upon historical trends, management’s knowledge and experience and overall economic factors, including projections of future earnings potential. Developing discounted future cash flow estimates in applying the income approach required management to evaluate its intermediate to longer-term strategies, including, but not limited to, estimates about revenue growth, acquisition strategies, operating margins, capital requirements, inflation and working capital management. The development of appropriate rates to discount the estimated future cash flows required the selection of risk premiums, which can materially affect the present value of estimated future cash flows. Based on this analysis, it was determined that the Utah reporting unit’s fair value was greater than its carrying value and no impairment charges were recognized in 2014.

During the annual test performed as of the first day of the fourth quarter of 2013, management concluded that the estimated fair value of the Utah-based operations in the West region and of the East region were less than their respective carrying values. The estimated fair value of these operating units was estimated by applying a 50 percent weighting to both the discounted cash flow valuation and the market assessment, a discount rate of 11.0% and internal growth projections.

Based on the step two analysis, the Company recognized goodwill impairment charges of $68.2 million in the year ended December 28, 2013, as a result of uncertainties in the timing of a sustained recovery in the construction industry. After recognition of the goodwill impairment charges, the fair values of these reporting units’ goodwill recognized as of December 28, 2013 were:

2013
Goodwill:
Utah operations in the West region	$36,589
East region	—

No impairment charges were recognized prior to 2013.

The following table presents goodwill by reportable segments and in total:

	West	Central	East	Total
Balance, December 29, 2012	$91,393	$72,789	$14,938	$179,120
Acquisitions	16,120	—	—	16,120
Impairment	(53,264)	—	(14,938)	(68,202)

Balance, December 28, 2013	54,249	72,789	—	127,038
Acquisitions	246,506	23,236	26,160	295,902
Foreign currency translation adjustments	(3,670)	—	—	(3,670)

Balance, December 27, 2014	$297,085	$96,025	$26,160	$419,270

(4) Discontinued Operations

The Company’s discontinued operations include a railroad construction and repair business (referred to herein as railroad), environmental remediation operations and certain concrete paving operations. The railroad business involved building and repairing railroad sidings. The environmental remediation operations primarily involved the repair of retaining walls along highways in Kentucky and the removal and remediation of underground fuel storage tanks. The railroad and environmental remediation operations were sold in 2012 in separate transactions for aggregate proceeds of $3.1 million. The concrete paving operations were wound down in 2013 and all assets had been sold in 2014. The results of these operations have been removed from the results of continuing operations for all periods presented. Prior to recognition as discontinued operations, all of these businesses were included in the East region’s operations.

Debt and interest expense were not allocated to these businesses since there was no debt specifically attributable to the operations. The discontinued businesses are organized within a limited liability company that passes its tax attributes for federal and state tax purposes to its parent company and is generally not subject to federal or state income tax. The railroad, environmental remediation and concrete paving businesses’ revenue and loss before income taxes, including an immaterial gain on sale, in fiscal years 2014, 2013 and 2012 are summarized below:

	2014	2013	2012
Total revenue	$1,260	$3,884	$50,152

(Income) loss from discontinued operations before income taxes	(71)	528	3,546

(5) Accounts Receivable, Net

Accounts receivable, net consisted of the following as of December 27, 2014 and December 28, 2013:

	2014	2013

Trade accounts receivable	$131,060	$85,188
Retention receivables	12,053	15,966
Receivables from related parties	333	202

Accounts receivable	143,446	101,356
Less: Allowance for doubtful accounts	(2,144)	(2,019)

Accounts receivable, net	$141,302	$99,337

Retention receivables are amounts earned by the Company, but held by customers until projects have been fully completed or near completion. Amounts are expected to be billed and collected within a year.

(6) Inventories

Inventories consisted of the following as of December 27, 2014 and December 28, 2013:

	2014	2013
Aggregate stockpiles	$88,211	$70,300
Finished goods	8,826	11,207
Work in process	1,801	2,623
Raw materials	12,715	12,302

Total	$111,553	$96,432

(7) Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following as of December 27, 2014 and December 28, 2013:

	2014	2013
Land (mineral bearing) and asset retirement costs	$129,957	$107,007
Land (non-mineral bearing)	112,932	81,331
Buildings and improvements	86,702	77,535
Plants, machinery and equipment	622,466	553,113
Mobile equipment and barges	182,334	117,828
Office equipment	14,087	10,001
Truck and auto fleet	22,821	19,165
Landfill airspace and improvements	48,513	46,841
Construction in progress	8,445	29,560
Other	1,719	1,779

Property, plant and equipment	1,229,976	1,044,160
Less accumulated depreciation, depletion and amortization	(279,375)	(212,382)

Property, plant and equipment, net	$950,601	$831,778

Depreciation, depletion and amortization expense of property, plant and equipment was $85.8 million, $71.4 million and $68.6 million for the years ended December 27, 2014, December 28, 2013 and December 29, 2012, respectively.

Property, plant and equipment at December 27, 2014 and December 28, 2013 included $30.0 million and $11.3 million, respectively, of capital leases for certain equipment and a building with accumulated amortization of $3.6 million and $1.3 million, respectively. The equipment leases generally have terms of less than five years and the building lease had an original term of 30 years. Approximately $17.5 million of the future obligations associated with the capital leases are included in accrued expenses and the present value of the remaining capital lease payments is included in other noncurrent liabilities on the consolidated balance sheets. Future minimum rental commitments under long-term capital leases are $18.1 million, $5.1 million, $5.3 million, $0.7 million and $0.7 million for the years ended 2015, 2016, 2017, 2018 and 2019, respectively.

(8) Accrued Expenses

Accrued expenses consisted of the following as of December 27, 2014 and December 28, 2013:

	2014	2013
Interest	$32,475	$17,294
Payroll and benefits	20,326	16,368
Capital lease obligations	17,530	2,068
Insurance	11,402	7,445
Non-income taxes	5,520	4,168
Professional fees	3,299	2,352
Other (1)	10,944	7,556

Total	$101,496	$57,251

(1)	Consists primarily of subcontractor and working capital settlement accruals.

(9) Debt

Debt as of December 27, 2014 and December 28, 2013 is summarized as follows:

	2014	2013

Revolving credit facility	$—	$26,000

Long-term debt:
$625.0 million senior notes, including a $26.5 million net premium at December 27, 2014 and $250 million senior notes, net of $4.0 million discount at December 28, 2013	$651,548	$245,971
$415.7 million term loan, net of $2.3 million discount at December 27, 2014 and $419.9 million, net of $2.9 million discount at December 28, 2013	413,369	417,016

Total	1,064,917	662,987
Current portion of long-term debt	5,275	4,220

Long-term debt	$1,059,642	$658,767

The total contractual payments of long-term debt for the five years subsequent to December 27, 2014 are as follows:

2015	$5,275
2016	4,220
2017	4,220
2018	3,165
2019	398,790
Thereafter	625,000

Total	1,040,670
Plus: Original issue net premium	24,247

Total debt	$1,064,917

Summit Materials and Summit Materials Finance Corp. issued $250.0 million aggregate principal amount of 10 1⁄2% Senior Notes due January 31, 2020 (“Senior Notes”) under an indenture dated January 30, 2012 (as amended and supplemented, the “Indenture”). In addition to the Senior Notes, the Company has credit facilities which provide for term loans in an aggregate amount of $422.0 million and revolving credit commitments in an aggregate amount of $150.0 million (the “Senior Secured Credit Facilities”). The debt was initially issued with an original issuance discount of $9.5 million, which was recorded as a reduction to debt and is being accreted as interest expense over the term of the debt. As a result of these transactions, $9.5 million of financing fees were charged to earnings in the year ended December 29, 2012.

On January 17, 2014 and September 8, 2014, Summit Materials and Summit Materials Finance Corp. issued an additional $260.0 million and $115.0 million, respectively, aggregate principal amount of Senior Notes (the “Additional Notes”), receiving proceeds of $409.3 million, before payment of fees and expenses and including a $34.3 million premium. The proceeds from the sale of the Additional Notes were used for the purchases of Alleyton and Mainland, to make payments on the revolving facility and for general corporate purposes. The Additional Notes are treated as a single series with the $250.0 million of senior notes (“Existing Notes”) and have substantially the same terms as those of the Existing Notes. The Additional Notes and the Existing Notes are treated as one class under the Indenture.

Senior Notes—Interest on the Senior Notes is payable semi-annually in arrears; interest payments commenced on July 31, 2012. The Indenture contains covenants limiting, among other things, Summit Materials and its restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred shares, pay dividends, redeem stock or make other distributions, make certain investments, sell or transfer certain assets, create liens, consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets, enter into certain transactions with affiliates, and designate subsidiaries as unrestricted subsidiaries. The Indenture also contains customary events of default. As of December 27, 2014 and December 28, 2013, the Company was in compliance with all covenants.

Senior Secured Credit Facilities—Under the Senior Secured Credit Facilities, Summit Materials has entered into term loans totaling $422.0 million with required principal repayments of 0.25% of term debt due on the last business day of each March, June, September and December. In February 2013, Summit Materials consummated a repricing, which included additional borrowings of $25.0 million, an interest rate reduction of 1.0% and a deferral of the March 2013 principal payment. The unpaid principal balance is due in full on the maturity date, which is January 30, 2019. As a result of this repricing, $3.1 million of financing fees were charged to earnings in the year ended December 28, 2013. The Senior Secured Credit Facilities include an uncommitted incremental facility that allows Summit Materials the option to increase the amount available under the term loan facility and/or the senior secured revolving credit facility by (i) $135.0 million plus (ii) an additional amount so long as Summit Materials is in pro forma compliance with a consolidated first lien net leverage ratio. The term loans bear interest per annum equal to, at Summit Materials’ option, either (i) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A. and (c) the British Bankers Association London Interbank Offered Rate (“LIBOR”) plus 1.00%, subject to a base rate floor of 2.25%, plus an applicable margin of 2.75% for base rate loans, or (ii) a LIBOR rate determined by reference to Reuters prior to the interest period relevant to such borrowing adjusted for certain additional costs, subject to a LIBOR floor of 1.25% plus an applicable margin of 3.75% for LIBOR rate loans. The interest rate in effect at December 27, 2014 was 5.0%.

Under the Senior Secured Credit Facilities, Summit Materials has revolving credit commitments of $150.0 million. The revolving credit facility matures on January 30, 2017 and bears interest per annum equal to, at Summit Materials’ option, either (i) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A. and (c) LIBOR plus 1.00%, plus an applicable margin of 2.5% for base rate loans or (ii) a LIBOR rate determined by reference to Reuters prior to the interest period relevant to such borrowing adjusted for certain additional costs plus an applicable margin of 3.5% for LIBOR rate loans. The interest rate in effect at December 27, 2014 was 4.2%.

There were no outstanding borrowings under the revolver facility as of December 27, 2014, leaving remaining borrowing capacity of $126.7 million, which is net of $23.3 million of outstanding letters of credit. The outstanding letters of credit are renewed annually and support required bonding on construction projects and the Company’s insurance liabilities.

The Company must adhere to certain financial covenants related to its debt and interest leverage ratios, as defined in the Senior Secured Credit Facilities. The consolidated first lien net leverage ratio, reported each quarter, should be no greater than 4.75:1.0 from January 1, 2013 through June 30, 2014; 4.50:1.0 from July 1, 2014 through June 30, 2015, and 4.25:1.0 thereafter. The interest coverage ratio must be at least 1.70:1.0 from January 1, 2013 through December 31, 2014 and 1.85:1.0 thereafter. As of December 27, 2014 and December 28, 2013, the Company was in compliance with all covenants. Summit Materials’ wholly-owned domestic subsidiary companies and its non-wholly-owned subsidiary, Continental Cement, subject to certain exclusions and exceptions are named as subsidiary guarantors of the Senior Notes and the Senior Secured Credit Facilities. In addition, Summit Materials has pledged substantially all of its assets as collateral, subject to certain exclusions and exceptions, for the Senior Secured Credit Facilities.

As of December 27, 2014 and December 28, 2013, $17.2 million and $11.5 million, respectively, of deferred financing fees were being amortized over the term of the debt using the effective interest method.

Other—On January 15, 2015, the Company’s wholly-owned subsidiary in British Columbia, Canada, Mainland, entered into an agreement with HSBC for a (a) $6.0 million Canadian dollar (“CAD”) revolving credit commitment to be used for operating activities that bears interest per annum equal to the bank’s prime rate plus 0.20%, (b) $0.5 million CAD revolving credit commitment to be used for capital equipment that bears interest per annum at the bank’s prime rate plus 0.90% and (c) $0.4 million CAD revolving credit commitment to provide guarantees on behalf of Mainland.

(10) Member’s Interest

Summit Materials’ membership interests are held by Summit Holdings. Business affairs of the Company are managed by the Board of Directors (“Board”) of Summit Materials Holdings, GP, Ltd., the general partner of Summit Holdings, which, as of December 27, 2014, was composed of six directors. Directors of the Board are appointed by the unit holders of Summit Holdings, which is the indirect sole member of the Company.

The changes in each component of accumulated other comprehensive loss consisted of the following:

	Change in retirement plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Balance — December 31, 2011	$(6,577)		$(6,577)
Postretirement liability adjustment	(2,553)		(2,553)

Balance — December 29, 2012	(9,130)	—	(9,130)
Postretirement liability adjustment	3,085		3,085

Balance — December 28, 2013	(6,045)	—	(6,045)
Postretirement curtailment adjustment	(942)	—	(942)
Postretirement liability adjustment	(2,743)	—	(2,743)
Foreign currency translation adjustment	—	(5,816)	(5,816)

Balance — December 27, 2014	$(9,730)	$(5,816)	$(15,546)

(11) Income Taxes

For the years ended December 27, 2014, December 28, 2013 and December 31, 2012, income taxes consisted of the following:

	2014	2013	2012
Provision for income taxes:
Current	$(905)	$1,761	$(452)
Deferred	(6,078)	(4,408)	(3,468)

Income tax benefit	$(6,983)	$(2,647)	$(3,920)

The effective tax rate on pre-tax income differs from the U.S. statutory rate due to the following:

	2014	2013	2012
Income tax benefit at federal statutory tax rate	$(4,643)	$(37,160)	$(19,074)
Less: Income tax benefit at federal statutory tax rate for LLC entities	(2,272)	32,801	16,167
State and local income taxes	(224)	130	(90)
Depletion expense	(129)	(411)	(377)
Goodwill impairment	—	1,046	—
Effective rate change	(241)	—	(532)
Valuation allowance	1,693	729	36
Impact of international operations	(73)	—	—
Prior year true-up adjustments and amended returns	(624)	—	—
Other	(470)	218	(50)

Income tax benefit	$(6,983)	$(2,647)	$(3,920)

The following table summarizes the components of the net deferred income tax liability as December 27, 2014 and December 28, 2013:

	2014	2013
Deferred tax (liabilities) assets:
Accelerated depreciation	$(40,141)	$(33,146)
Mining reclamation reserve	2,180	1,502
Net operating loss	7,106	2,227
Capital losses on securities	—	997
Net intangible assets	(1,072)	(607)
Inventory purchase accounting adjustments	1,275	1,288
Working capital (e.g., accrued compensation, prepaid assets)	(10)	1,655

Deferred tax liabilities, net	(30,662)	(26,084)
Less valuation allowance on loss carryforwards	(2,523)	(1,826)

Total	$(33,185)	$(27,910)

Deferred tax balances are included in the consolidated balance sheets under the following captions:
Other current assets	$1,167	$2,316
Other noncurrent liabilities	(34,352)	(30,226)

Total	$(33,185)	$(27,910)

In assessing the realizability of deferred tax assets as of December 27, 2014 and December 28, 2013, management considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible (including the effect of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment. Management anticipates the deferred income tax asset related to net operating losses will not be fully utilized before their expiration in 2034; therefore, a valuation allowance has been recorded as of December 27, 2014 and December 28, 2013. At December 27, 2014, the Company has net operating loss carryforwards for federal and state income tax purposes of $18.9 million and $0.8 million, respectively, which are available to offset future federal and state taxable income, if any, through 2033.

Summit Materials does not have any uncertain tax positions as of December 27, 2014. Tax years from 2011 to 2014 remain open and subject to audit by federal and state tax authorities. No income tax expense or benefit was recognized in other comprehensive loss in 2014, 2013 or 2012.

(12) Employee Benefit Plans

Deferred Compensation Plan—The Company sponsors employee 401(k) savings plans for salaried employees and certain union employees. The plans provide for various required and discretionary Company matches of employees’ eligible compensation contributed to the plans. The expense for all defined contribution plans totaled $3.8 million, $2.3 million and $2.2 million for the years ended December 27, 2014, December 28, 2013 and December 29, 2012, respectively.

Defined Benefit and Other Postretirement Benefits Plans—The Company’s subsidiary, Continental Cement, sponsors two noncontributory defined benefit pension plans for hourly and salaried employees. The plans are closed to new participants and benefits are frozen. Pension benefits for eligible hourly employees are based on a monthly pension factor for each year of credited service. Pension benefits for eligible salaried employees are generally based on years of service and average eligible compensation.

Continental Cement also sponsors unfunded healthcare and life insurance benefits plans for certain eligible retired employees. Effective January 1, 2014, the plan was amended to eliminate all future retiree health and life coverage for employees.

The funded status of the pension and other postretirement benefit plans is recognized in the consolidated balance sheets as the difference between the fair value of plan assets and the benefit obligations. For defined benefit pension plans, the benefit obligation is the projected benefit obligation (“PBO”) and for the healthcare and life insurance benefits plans, the benefit obligation is the accumulated postretirement benefit obligation (“APBO”). The PBO represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels. However, since the plans’ participants are not subject to future compensation increases, the plans’ PBO equals the APBO. The APBO represents the actuarial present value of postretirement benefits attributed to employee services already rendered. The fair value of plan assets represents the current market value of assets held by an irrevocable trust fund for the sole benefit of participants. The measurement of the benefit obligations are based on the Company’s estimates and actuarial valuations. These valuations reflect the terms of the plan and use participant-specific information, such as compensation, age and years of service, as well as certain assumptions that require significant judgment, including estimates of discount rates, expected return on plan assets, rate of compensation increases, interest-crediting rates and mortality rates.

The Company uses its fiscal year-end as the measurement date for its defined benefit pension and other postretirement benefit plans.

Obligations and Funded Status—The following information is as of December 27, 2014 and December 28, 2013 and for the years ended December 27, 2014, December 28, 2013 and December 29, 2012:

	2014		2013
	Pension	Healthcare	Pension	Healthcare
	benefits	& Life Ins.	benefits	& Life Ins.
Change in benefit obligations:
Beginning of period	$25,644	$14,155	$28,674	$15,810
Service cost	75	106	295	236
Interest cost	1,081	493	963	513
Actuarial loss (gain)	3,798	1,992	(2,674)	(1,048)
Special termination benefits	—	—	—	39
Change in plan provision	—	(2,553)	—	—
Benefits paid	(1,689)	(837)	(1,614)	(1,395)

End of period	28,909	13,356	25,644	14,155

Change in fair value of plan assets:
Beginning of period	$19,074	$—	$17,863	$—
Actual return on plan assets	526	—	1,512	—
Employer contributions	961	837	1,313	1,395
Benefits paid	(1,689)	(837)	(1,614)	(1,395)

End of period	18,872	—	19,074	—

Funded status of plans	$(10,037)	$(13,356)	$(6,570)	$(14,155)

Current liabilities	$—	$(1,041)	$—	$(1,268)
Noncurrent liabilities	(10,037)	(12,315)	(6,570)	(12,887)

Liability recognized	$(10,037)	$(13,356)	$(6,570)	$(14,155)

Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$9,365	$5,904	$4,831	$4,139
Prior service cost	—	(2,380)	—	(1,346)

Total amount recognized	$9,365	$3,524	$4,831	$2,793

The amount recognized in accumulated other comprehensive income (“AOCI”) is the actuarial loss and prior service cost, which has not yet been recognized in periodic benefit cost, adjusted for amounts allocated to the redeemable noncontrolling interest. At December 27, 2014, the actuarial loss expected to be amortized from AOCI to periodic benefit cost in 2015 is $0.3 million and $0.1 million for the pension and postretirement obligations.

	2014		2013		2012
	Pension	Healthcare	Pension	Healthcare	Pension	Healthcare
	benefits	& Life Ins.	benefits	& Life Ins.	benefits	& Life Ins.
Amounts recognized in other comprehensive loss (income):
Net actuarial gain (loss)	$4,650	$1,992	$(2,838)	$(1,048)	$2,444	$1,597
Prior service cost	—	(2,553)	—	—	—	—
Amortization of prior year service cost	—	174	—	180	—	180
Curtailment benefit	—	1,346	—	—	—	—
Amortization of gain	(117)	(227)	(387)	(314)	(261)	(312)

Total amount recognized	$4,533	$732	$(3,225)	$(1,182)	$2,183	$1,465

Components of net periodic benefit cost:
Service cost	$75	$106	$295	$236	$276	$207
Interest cost	1,081	493	963	513	1,055	585
Amortization of loss	117	227	387	314	261	312
Expected return on plan assets	(1,378)	—	(1,348)	—	(1,300)	(180)
Curtailment benefit	—	(1,346)	—	—	—	—
Special termination benefits	—	—	—	39	—	—
Amortization of prior service credit	—	(174)	—	(180)	—	—

Net periodic benefit cost	$(105)	$(694)	$297	$922	$292	$924

Assumptions—Weighted-average assumptions used to determine the benefit obligations as of year-end 2014 and 2013 are:

	2014		2013
	Pension	Healthcare	Pension	Healthcare
	benefits	& Life Ins.	benefits	& Life Ins.
Discount rate	3.50% - 3.65%	3.52%	4.21% - 4.46%	4.33%
Expected long-term rate of return on plan assets	7.30%	N/A	7.50%	N/A

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 27, 2014, December 28, 2013 and December 29, 2012:

	2014		2013		2012
	Pension	Healthcare	Pension	Healthcare	Pension	Healthcare
	benefits	& Life Ins.	benefits	& Life Ins.	benefits	& Life Ins.
Discount rate	4.21% - 4.46%	4.33%	3.30% - 3.57%	3.41%	3.89% - 4.07%	4.00%
Expected long-term rate of return on plan assets	7.50%	N/A	7.50%	N/A	7.50%	N/A

The expected long-term return on plan assets is based upon the Plans’ consideration of historical and forward-looking returns and the Company’s estimation of what a portfolio, with the target allocation described below, will earn over a long-term horizon. The discount rate is derived using the Citigroup Pension Discount Curve.

Assumed health care cost trend rates are 8% grading to 6% and 9% grading to 7% as of year-end 2014 and 2013, respectively. Assumed health care cost trend rates have a significant effect on the amounts reported for the Company’s healthcare and life insurance benefits plans. A one percentage-point change in assumed health care cost trend rates would have the following effects as of year-end 2014 and 2013:

	2014		2013
	Increase	Decrease	Increase	Decrease
Total service cost and interest cost components	$39	$(34)	$66	$(55)
APBO	1,333	(1,136)	1,251	(1,073)

Plan Assets—The defined benefit pension plans’ (the “Plans”) investment strategy is to minimize investment risk while generating acceptable returns. The Plans currently invest a relatively high proportion of the plan assets in fixed income securities, while the remainder is invested in equity securities, cash reserves and precious metals. The equity securities are diversified into funds with growth and value investment strategies. The target allocation for plan assets is as follows: equity securities – 30%; fixed income securities –63%; cash reserves –5%; and precious metals –2%. The Plans’ current investment allocations are within the tolerance of the target allocation. The Company had no Level 3 investments as of or for the years ended December 27, 2014 and December 28, 2013.

At year-end 2014 and 2013, the Plans’ assets were invested predominantly in fixed-income securities and publicly traded equities, but may invest in other asset classes in the future subject to the parameters of the investment policy. The Plans’ investments in fixed-income assets include U.S. Treasury and U.S. agency securities and corporate bonds. The Plans’ investments in equity assets include U.S. and international securities and equity funds. The Company estimates the fair value of the Plans’ assets using various valuation techniques and, to the extent available, quoted market prices in active markets or observable market inputs. The descriptions and fair value methodologies for the Plans’ assets are as follows:

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

The fair value of the Plans’ assets by asset class and fair value hierarchy level as of December 27, 2014 and December 28, 2013 are as follows:

	2014
		Quoted prices in active
	Total fair	markets for identical	Observable
	value	assets (Level 1)	inputs (Level 2)
Fixed income securities:
Intermediate - government	$1,468	$—	$1,468
Intermediate - corporate	3,342	—	3,342
Short-term - government	2,435	—	2,435
Short-term - corporate	3,700	—	3,700
Equity securities:
U.S. Large cap value	1,180	1,180	—
U.S. Large cap growth	1,173	1,173	—
U.S. Mid cap value	590	590	—
U.S. Mid cap growth	598	598	—
U.S. Small cap value	597	597	—
U.S. Small cap growth	611	611	—
International	1,098	1,098	—
Cash	1,712	1,712	—
Precious metals	368	368	—

Total	$18,872	$7,927	$10,945

	2013
		Quoted prices in active
	Total fair	markets for identical	Observable
	value	assets (Level 1)	inputs (Level 2)
Fixed income securities:
Intermediate - government	$1,647	$—	$1,647
Intermediate - corporate	3,138	—	3,138
Short-term - government	2,168	—	2,168
Short-term - corporate	4,040	—	4,040
Equity securities:
U.S. Large cap value	1,221	1,221	—
U.S. Large cap growth	1,536	1,536	—
U.S. Mid cap value	600	600	—
U.S. Mid cap growth	603	603	—
U.S. Small cap value	610	610	—
U.S. Small cap growth	599	599	—
International	889	889	—
Cash	1,665	1,665	—
Precious metals	358	358	—

Total	$19,074	$8,081	$10,993

Cash Flows—The Company expects to contribute approximately $1.1 million and $1.0 million in 2015 to its pension plans and healthcare and life insurance benefits plans, respectively.

The estimated benefit payments for each of the next five years and the five-year period thereafter are as follows:

	Pension	Healthcare and Life
	benefits	Insurance Benefits
2015	$1,715	$1,041
2016	1,743	1,015
2017	1,740	893
2018	1,773	893
2019	1,777	823
2020 - 2024	8,524	3,912

Total	$17,272	$8,577

(13) Accrued Mining and Landfill Reclamation

The Company has asset retirement obligations arising from regulatory or contractual requirements to perform certain reclamation activities at the time that certain quarries and landfills are closed, which are primarily included in other noncurrent liabilities on the consolidated balance sheets. The current portion of the liabilities, $1.6 million and $0.5 million as of December 27, 2014 and December 28, 2013, respectively, is included in accrued and other liabilities on the consolidated balance sheets. The liability was initially measured at fair value and subsequently is adjusted for accretion expense, payments and changes in the amount or timing of the estimated cash flows. The corresponding asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s remaining useful life. The following table presents the activity for the asset retirement obligations for the years ended December 27, 2014 and December 28, 2013:

	2014	2013
Beginning balance	$15,781	$14,844
Acquired obligations	140	286
Change in cost estimate	2,233	721
Settlement of reclamation obligations	(1,178)	(1,201)
Additional liabilities incurred	463	414
Accretion expense	871	717

Ending balance	$18,310	$15,781

(14) Commitments and Contingencies

Litigation and Claims—The Company is party to certain legal actions arising from the ordinary course of business activities. In the opinion of management, these actions are without merit or the ultimate disposition, if any, resulting from them will not have a material effect on the Company’s financial position, results of operations or liquidity. The Company’s policy is to record legal fees as incurred.

The Company is obligated under an indemnification agreement entered into with the sellers of Harper Contracting, Inc., Harper Sand and Gravel, Inc., Harper Excavating, Inc., Harper Ready Mix Company, Inc. and Harper Investments, Inc. (collectively, “Harper”) for the sellers’ ownership interests in a joint venture agreement. The Company has the rights to any benefits under the joint venture as well as the assumption of any obligations, but does not own equity interests in the joint venture. The joint venture has incurred significant losses on a highway project in Utah, which have resulted in requests for funding from the joint venture partners and ultimately from the Company. Through year-end 2014, the Company has funded $8.8 million, $4.0 million in 2012 and $4.8 million in 2011. In 2012 and 2011, the Company recognized losses on the indemnification agreement of $8.0 million and $1.9 million, respectively. As of year-end 2014 and 2013, an accrual of $4.3 million was recorded in other noncurrent liabilities as management’s best estimate of future funding obligations.

In February 2011, the Company incurred a property loss related to a sunken barge with cement product aboard. In the year-ended December 28, 2013, the Company recognized $0.8 million of charges for lost product aboard the barge and costs to remove the barge from the waterway. As of December 27, 2014 and December 28, 2013, $0.4 million and $0.9 million, respectively, was included in accrued expenses as management’s best estimate of the remaining costs to remove the barge.

Environmental Remediation— The Company’s operations are subject to and affected by federal, state and local laws and regulations relating to the environment, health and safety and other regulatory matters. These operations require environmental operating permits, which are subject to modification, renewal and revocation. The Company regularly monitors and reviews its operations, procedures and policies for compliance with these laws and regulations. Despite these compliance efforts, risk of environmental liability is inherent in the operation of the Company’s business, as it is with other companies engaged in similar businesses and there can be no assurance that environmental liabilities will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Other—During the course of business, there may be revisions to project costs and conditions that can give rise to change orders. Revisions can also result in claims we might make against the customer or a subcontractor to recover project variances that have not been satisfactorily addressed through change orders with the customer. As of December 27, 2014 and December 28, 2013, unapproved change orders and claims were $3.9 million ($0.5 million in costs and estimated earnings in excess of billings, $1.2 million in accounts receivable and $2.2 million in other assets) and $3.2 million ($0.5 million in costs and estimated earnings in excess of billings and $2.7 million in other assets), respectively.

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

(15) Related-Party Transactions

The Company incurred management fees paid to Blackstone Management Partners L.L.C. (“BMP”) totaling $4.4 million, $2.6 million and $2.1 million in 2014, 2013 and 2012, respectively, under terms of an agreement dated July 30, 2009, between Summit Holdings and BMP. Under the terms of the agreement, BMP is permitted to, and has, assigned a portion of the fees to which it is entitled to receive to Silverhawk Summit, L.P. and to certain members of management. The fees were paid for consultancy services related to acquisition activities and are included in general and administrative expenses.

In addition to the management fee, in consideration of BMP undertaking financial and structural analysis, due diligence investigations, corporate strategy and other advice and negotiation assistance necessary to enable Summit Holdings and its subsidiaries to undertake acquisitions, Summit Holdings pays BMP a transaction fee equal to (x) 1.0% of the aggregate enterprise value of any acquired entity or (y) if such transaction is structured as an asset purchase or sale, 1.0% of the consideration paid for or received in respect of the assets acquired or disposed of. In addition, Summit Holdings has agreed to indemnify BMP and its affiliates against liabilities relating to the services contemplated by the transaction and management fee agreement and reimburse BMP and its affiliates for out-of-pocket expenses incurred in connection with providing such services.

Under the transaction and management fee agreement, BMP is permitted to, and has, assigned a portion of the fees it is entitled to receive from Summit Holdings to Silverhawk Summit, L.P. and to certain members of management. Transaction fees paid for the year ended December 27, 2014 were $3.9 million and were immaterial in 2013 or 2012 and amounts paid to Silverhawk Summit, L.P. and to other equity holders were immaterial.

The Company earned revenue of $0.6 million and $7.9 million and incurred costs of $0.2 million and $0.2 million in connection with several transactions with unconsolidated affiliates for the years ended December 28, 2013 and December 29, 2012, respectively. As of December 28, 2013, accounts receivable from these affiliates was $0.4 million. As of December 27, 2014, the company had no accounts receivable from these affiliates and an immaterial amount of revenue during the year ended December 27, 2014.

Cement sales to companies owned by certain noncontrolling members of Continental Cement were approximately $14.3 million, $12.7 million and $12.5 million for the years ended December 27, 2014, December 28, 2013 and December 29, 2012, respectively, and accounts receivable due from these parties were approximately $1.2 million and $0.2 million as of December 27, 2014 and December 28, 2013, respectively.

Blackstone Advisory Partners L.P., an affiliate of Blackstone, served as an initial purchaser of $13.0 million and $5.75 million principal amounts of the senior notes issued in January 2014 and September 2014, respectively, and received compensation in connection therewith.

(16) Acquisition-Related Liabilities

A number of acquisition-related liabilities have been recorded subject to terms in the relevant purchase agreements, including deferred consideration and noncompete payments. Noncompete payments have been accrued where certain former owners of newly acquired companies have entered into standard noncompete arrangements. Subject to terms and conditions stated in these noncompete agreements, payments are generally made over a five-year period. Deferred consideration is purchase price consideration paid in the future as agreed to in the purchase agreement and is not contingent on future events. Deferred consideration is scheduled to be paid in years ranging from 5 to 20 years in either monthly, quarterly or annual installments. The remaining payments due under these noncompete and deferred consideration agreements are as follows:

2015	$16,051
2016	13,240
2017	10,200
2018	9,660
2019	5,435
Thereafter	16,272

Total scheduled payments	70,858
Present value adjustments	(17,474)

Total noncompete obligations and deferred consideration	$53,384

Accretion on the deferred consideration and noncompete obligations is recorded in interest expense.

(17) Supplemental Cash Flow Information

Supplemental cash flow information for the years ended December 27, 2014, December 28, 2013 and December 29, 2012 was as follows:

	2014	2013	2012
Cash payments:
Interest	$64,097	$52,001	$36,357
Income taxes	1,361	457	799

(18) Leasing Arrangements

Rent expense, including short-term rentals, during the years ended December 27, 2014, December 28, 2013 and December 29, 2012 was $5.5 million, $4.0 million and $3.5 million, respectively. The Company has lease agreements associated with quarry facilities under which royalty payments are made. The payments are generally based on tons sold in a particular period; however, certain agreements have minimum annual payments. Royalty expense recorded in cost of revenue during the years ended December 27, 2014, December 28, 2013 and December 29, 2012 was $9.0 million, $4.5 million and $3.9 million, respectively. Minimum contractual commitments under long-term operating leases, which primarily relate to land, plant and equipment, and under royalty agreements as of December 27, 2014, are as follows:

	Operating Leases	Royalty Agreements
2015	$5,048	$3,303
2016	4,061	4,711
2017	3,223	4,973
2018	2,018	4,522
2019	1,469	4,265

(19) Redeemable Noncontrolling Interest

The Company owns 100 Class A Units of Continental Cement, which represent an approximately 70% economic interest and have a preference in liquidation to the Class B Units. Continental Cement issued 100,000,000 Class B Units in May 2010, which remain outstanding and represent an approximately 30% economic interest.

Continental Cement’s Class A Units include a cumulative distribution preference which requires, to the extent distributions are authorized by its Board of Directors a priority return of 11% accruing daily and compounding annually on each anniversary of the date of issuance to Class A Unitholders. To the extent the priority return is not made in a given year, the amount of the priority return will increase the liquidation preference of the Class A Units up to an 80% allowable sharing percentage in distributions and liquidation proceeds. Summit Materials indirectly holds all the Class A Units.

The Amended and Restated Continental Cement Limited Liability Company Agreement (“LLC Agreement”) provides the Company with a call right that allows it to require Continental Cement to call the Class B Units at a strike price that approximates fair value. The call right is exercisable after May 2016 either in anticipation of an initial public offering of Summit Materials or if an initial public offering of Summit Materials has already occurred. The Class B unitholders also have a put right that allows them to put the Class B Units to Continental Cement at a strike price that approximates fair value. The put right is exercisable prior to May 2016 upon a sale of control of Summit Materials or at any time after May 2016. The LLC Agreement also includes transfer restrictions that prohibit the Class B unitholders from transferring their units to third parties without the consent of the board of directors of Continental Cement.

Because the Class B Units can be put to Continental Cement in the future based on the passage of time, which can be accelerated upon the occurrence of a contingent event, their interests are classified in temporary equity. The redemption value is based upon the estimated fair value of Continental Cement, which is valued using Level 3 inputs. The Company has elected to accrete changes in the redemption value of the redeemable interest over the period from the date of issuance to the earliest anticipated redemption date of the instrument, which was May 2016 as of December 27, 2014, using an interest method. The accretion is an adjustment to the consolidated retained earnings and increased in the third quarter of 2014 consistent with the redemption value increase to an estimated $65.1 million. During the third quarter of 2014, the Company performed an indirect valuation of the Class B Units. The valuation was based on unobservable, or Level 3, inputs, including an assumption on the timing of settlement and projected cash flows. A significant change in these inputs could result in a material increase, or decrease, in the redemption value of the Class B Units.

Pursuant to the terms of the LLC Agreement, the Class B unitholders have the right to elect to rollover their interests in Continental Cement in connection with an initial public offering of Summit Materials or a parent entity of Summit Materials. In December 2014, Summit Materials entered into a contribution and purchase agreement with the Class B unitholders for a value consistent with the redemption value referenced above. Concurrently with the consummation of an initial public offering of Summit Materials, Inc., the Class B unitholders will contribute 28,571,429 of the Class B Units of Continental Cement in exchange for units of Summit Owner Holdco LLC (“Summit Owner Holdco”) that, as a result of the transactions contemplated by the contribution and purchase agreement will hold a number of shares of Class A common stock of Summit Materials, Inc. that is equal to 1.469496% of the number of outstanding Summit Holdings LP units immediately prior to giving effect to any LP units issued in connection with an initial public offering and the Class B unitholders will deliver the remaining 71,428,571 Class B Units of Continental Cement to Summit Holdings in exchange for a payment to be made by Summit Holdings in the amount of $35.0 million in cash and $15.0 million aggregate principal amount of non-interest bearing notes that will be payable in six aggregate annual installments of $2.5 million, beginning on the first anniversary of the closing of the initial public offering.

(20) Employee Long Term Incentive Plan

Certain employees of the Company hold Class D unit interests in Summit Holdings that provide rights to cash distributions based on a predetermined distribution formula upon the general partner of Summit Holdings declaring a distribution.

Certain of the Class D units vest with the passage of time (time-vesting interests) and the remaining vest when certain investment returns are achieved by the investors of Summit Holdings (performance-vesting interests). Of the time-vesting-interests, 20% vest on the first anniversary of the grant date and the remaining 80% vest monthly over a period of four years following the first anniversary date. Units that are not vested in accordance with their terms within eight years from the grant date are automatically forfeited without consideration.

If an employee leaves the Company, the Company can (1) purchase the vested Class D units for a lump sum payment provided certain conditions have been met or (2) elect to convert all of the employee’s Class D units into a right to receive future distributions capped at a termination amount. The termination amount is determined as an amount equal to the fair market value of the Class D unit holder’s vested interests minus any amounts already distributed to the Class D unit holders respective of those Class D units plus interest on the difference between such fair market value and amounts already distributed. The fair value of the time-vesting Class D units granted in 2014, 2013 and 2012 totaled $0.6 million, $1.6 million and $1.1 million, respectively. The weighted-average grant-date fair value in 2014, 2013 and 2012 was $1,368, $2,786 and $3,761, respectively. The following table summarizes information for the Class D unit interests:

	Time-vesting Interests		Performance- vesting Interests
	Number of units	Weighted average grant- date fair value per unit	Number of units	Weighted average grant- date fair value per unit
Beginning balance - December 28, 2013	1,819	$2,929	4,877	$2,928
Granted	410	1,368	533	1,956
Vested	(1,070)	3,553	—	—
Cancelled	(280)	3,938	(48)	1,388

Balance - December 27, 2014	879	2,374	5,362	$2,845

The estimated fair value at December 27, 2014 of shares vested during 2014 was $1.5 million. As of December 27, 2014 and December 28, 2013, the cumulative amount of units vested totaled 3,321 and 2,531, respectively. The fair value of the Class D units is estimated as of the grant date using Monte Carlo simulations, which requires the input of subjective assumptions, including the expected volatility and the expected term. The following table presents the weighted average assumptions used to estimate the fair value of grants in 2014, 2013 and 2012:

	2014	2013	2012
Class D Units
Risk-free interest rate	0.50% - 0.68%	0.50%	1.62%
Dividend yield	None	None	None
Volatility	58%	58%	47%
Expected term	3 - 4 years	4 years	6 - 8 years

The risk-free rate is based on the yield at the date of grant of a U.S. Treasury security with a maturity period approximating the expected term. As Summit Holdings has not historically and does not plan to issue regular dividends, a dividend yield of zero was used. The volatility assumption is based on reported data of a peer group of publically traded companies for which historical information was available adjusted for the Company’s capital structure. The expected term is based on expectations about future exercises and represents the period of time that the units granted are expected to be outstanding.

Compensation expense for time-vesting interests granted is based on the grant date fair value. The Company recognizes compensation costs on a straight-line basis over the service period, which is generally the vesting period of the award. A forfeiture rate assumption is factored into the compensation cost based on historical forfeitures. Compensation expense for performance-vesting interests would be recognized based on the grant date fair value. However, no compensation expense has been recognized for the performance-vesting interests, as management does not believe it is currently probable that certain investment returns, the performance criteria, will be achieved.

Share-based compensation expense, which is recognized in general and administrative expenses, totaled $2.2 million, $2.3 million and $2.5 million in the years ended December 27, 2014, December 28, 2013 and December 29, 2012, respectively. As of December 27, 2014, unrecognized compensation cost totaled $3.1 million. The weighted average remaining contractual term over which the unrecognized compensation cost is to be recognized is 1.7 years as of year-end 2014.

(21) Segment Information

The Company has three operating segments: the Central; West; and East regions, which are its reportable segments. These segments are consistent with the Company’s management reporting structure. The operating results of each segment are regularly reviewed and evaluated by the Chief Executive Officer, the Company’s Chief Operating Decision Maker (“CODM”). The CODM primarily evaluates the performance of its segments and allocates resources to them based on a segment profit metric that we call Adjusted EBITDA, which is computed as earnings from continuing operations before interest, taxes, depreciation, depletion, amortization, accretion and goodwill impairment. In addition, certain items such as management fees are excluded from the calculation of segment profit.

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

The following tables display selected financial data for the Company’s reportable business segments as of and for the years ended December 27, 2013, December 28, 2013 and December 29, 2012:

	2014	2013	2012
Revenue:
West region	$665,716	$426,195	$484,922
Central region	391,553	329,621	302,113
East region	146,962	160,385	139,219

Total revenue	$1,204,231	$916,201	$926,254

	2014	2013	2012
Adjusted EBITDA
West region	$96,133	$28,607	$14,429
Central region	83,912	72,918	65,767
East region	17,955	15,134	10,782
Corporate and other	(36,768)	(24,878)	(15,560)

Total reportable segments and corporate	161,232	91,781	75,418
Interest expense	86,742	56,443	58,079
Depreciation, depletion, amortization and accretion	87,826	72,934	68,290
Goodwill impairment	—	68,202	—

Loss from continuing operations before taxes	$(13,336)	$(105,798)	$(50,951)

	2014	2013	2012
Cash paid for capital expenditures:
West region	$31,968	$21,856	$14,993
Central region	32,114	33,030	20,996
East region	7,547	7,753	8,736

Total reportable segments	71,629	62,639	44,725
Corporate and other	4,533	3,360	763

Total capital expenditures	$76,162	$65,999	$45,488

	2014	2013	2012
Depreciation, depletion, amortization and accretion:
West region	$33,271	$24,167	$23,771
Central region	38,793	33,808	30,215
East region	14,294	14,493	14,223

Total reportable segments	86,358	72,468	68,209
Corporate and other	1,468	466	81

Total depreciation, depletion, amortization and accretion	$87,826	$72,934	$68,290

	2014	2013	2012
Total assets:
West region	$777,981	$383,544	$428,115
Central region	704,134	657,421	610,003
East region	221,598	192,486	224,603

Total reportable segments	1,703,713	1,233,451	1,262,721
Corporate and other	26,064	14,343	21,758

Total	$1,729,777	$1,247,794	$1,284,479

	2014	2013	2012
Revenue by product:*
Aggregates	$229,047	$159,019	$146,991
Cement	89,911	76,211	77,676
Ready-mixed concrete	274,970	112,878	100,941
Asphalt	278,867	219,811	242,458
Paving and related services	528,817	478,280	505,189
Other	(197,381)	(129,998)	(147,001)

Total revenue	$1,204,231	$916,201	$926,254

*	Revenue by product includes intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other.

(22) Senior Notes’ Guarantor and Non-Guarantor Financial Information

The Company’s wholly-owned subsidiary companies (“Wholly-owned Guarantors”) and Continental Cement (“Non-wholly-owned Guarantor”), are named as guarantors (collectively, the “Guarantors”) of the Senior Notes. Other non-wholly-owned subsidiaries, including a subsidiary of Continental Cement, and entities domiciled outside of the United States do not guarantee the Senior Notes (collectively, the “Non-Guarantors”). Summit Materials and Finance Corp. (collectively, the “Issuers”) were co-issuers of the Senior Notes. The Guarantors provide a joint and several, full and unconditional guarantee of the Senior Notes. There are no significant restrictions on the Company’s ability to obtain funds from any of the Guarantor Subsidiaries in the form of a dividend or loan. Additionally, there are no significant restrictions on a Guarantor Subsidiary’s ability to obtain funds from the Company or its direct or indirect subsidiaries.

The following condensed consolidating balance sheets, statements of operations and cash flows are provided for the Issuers, the Non-wholly-owned Guarantor, the Wholly-owned Guarantors and the Non-Guarantors. Earnings from subsidiaries are included in other income in the condensed consolidated statements of operations below. The financial information may not necessarily be indicative of financial position, results of operations or cash flows had the guarantor or non-guarantor subsidiaries operated as independent entities.

Condensed Consolidating Balance Sheets

December 27, 2014

	Issuers	Non- wholly- owned Guarantor	Wholly- owned Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash	$10,837	$2	$695	$8,793	$(7,112)	$13,215
Accounts receivable, net	1	6,629	124,380	11,525	(1,233)	141,302
Intercompany receivables	376,344	4,095	30,539	4,052	(415,030)	—
Cost and estimated earnings in excess of billings	—	—	9,819	355	—	10,174
Inventories	—	8,696	98,188	4,669	—	111,553
Other current assets	7,148	464	9,638	1,775	(1,853)	17,172

Total current assets	394,330	19,886	273,259	31,169	(425,228)	293,416
Property, plant and equipment, net	7,035	302,524	610,717	30,325	—	950,601
Goodwill	—	23,124	340,969	55,177	—	419,270
Intangible assets, net	—	542	14,245	2,860	—	17,647
Other assets	1,153,204	25,233	125,462	1,362	(1,256,418)	48,843

Total assets	$1,554,569	$371,309	$1,364,652	$120,893	$(1,681,646)	$1,729,777

Liabilities, Redeemable Noncontrolling Interest and Member’s Interest
Current liabilities:
Current portion of debt	$5,275	$1,273	$3,990	$—	$(5,263)	$5,275
Current portion of acquisition-related liabilities	166	—	18,236	—	—	18,402
Accounts payable	3,655	6,845	65,018	4,569	(1,233)	78,854
Accrued expenses	37,101	10,178	59,477	3,705	(8,965)	101,496
Intercompany payables	162,728	4,052	245,416	2,834	(415,030)	—
Billings in excess of costs and estimated earnings	—	—	8,931	27	—	8,958

Total current liabilities	208,925	22,348	401,068	11,135	(430,491)	212,985
Long-term debt	1,059,642	153,318	480,599	—	(633,917)	1,059,642
Acquisition-related liabilities	—	—	42,736	—	—	42,736
Other noncurrent liabilities	796	24,787	65,479	57,736	(55,107)	93,691

Total liabilities	1,269,363	200,453	989,882	68,871	(1,119,515)	1,409,054
Redeemable noncontrolling interest	—	—	—	—	33,740	33,740
Redeemable members’ interest	—	34,543	—	—	(34,543)	—
Total member’s interest	285,206	136,313	374,770	52,022	(561,328)	286,983

Total liabilities, redeemable noncontrolling interest and member’s interest	$1,554,569	$371,309	$1,364,652	$120,893	$(1,681,646)	$1,729,777

Condensed Consolidating Balance Sheets

December 28, 2013

	Issuers	Non- wholly- owned Guarantor	Wholly- owned Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash	$10,375	$9	$3,442	$3,631	$(2,540)	$14,917
Accounts receivable, net	—	4,587	93,102	3,100	(1,452)	99,337
Intercompany receivables	38,134	3,433	30,787	—	(72,354)	—
Cost and estimated earnings in excess of billings	—	—	10,539	228	—	10,767
Inventories	—	10,402	85,372	658	—	96,432
Other current assets	750	444	11,715	272	—	13,181

Total current assets	49,259	18,875	234,957	7,889	(76,346)	234,634
Property, plant and equipment, net	3,969	301,908	518,935	6,966	—	831,778
Goodwill	—	23,124	102,942	972	—	127,038
Intangible assets, net	—	642	14,505	—	—	15,147
Other assets	296,494	17,973	37,535	1,303	(314,108)	39,197

Total assets	$349,722	$362,522	$908,874	$17,130	$(390,454)	$1,247,794

Liabilities, Redeemable Noncontrolling Interest and Member’s Interest
Current liabilities:
Current portion of debt	$26,010	$1,018	$3,192	$—	$—	$30,220
Current portion of acquisition-related liabilities	2,000	—	8,635	—	—	10,635
Accounts payable	5,455	9,387	57,142	1,572	(1,452)	72,104
Accrued expenses	12,041	9,185	37,342	1,223	(2,540)	57,251
Intercompany payables	—	—	71,556	798	(72,354)	—
Billings in excess of costs and estimated earnings	—	—	8,837	426	—	9,263

Total current liabilities	45,506	19,590	186,704	4,019	(76,346)	179,473
Long-term debt	19,587	154,590	484,590	—	—	658,767
Acquisition-related liabilities	85	—	23,671	—	—	23,756
Other noncurrent liabilities	959	20,306	56,215	—	—	77,480

Total liabilities	66,137	194,486	751,180	4,019	(76,346)	939,476
Redeemable noncontrolling interest	—	—	—	—	24,767	24,767
Redeemable members’ interest	—	23,450	—	—	(23,450)	—
Total member’s interest	283,585	144,586	157,694	13,111	(315,425)	283,551

Total liabilities, redeemable noncontrolling interest and member’s interest	$349,722	$362,522	$908,874	$17,130	$(390,454)	$1,247,794

Condensed Consolidating Statements of Operations and Comprehensive Loss

Year ended December 27, 2014

	Issuers	Non-wholly- owned Guarantor	Wholly- owned Guarantors	Non- Guarantors	Eliminations	Consolidated

Total revenue	$—	$94,402	$1,065,590	$72,172	$(27,933)	$1,204,231

Cost of revenue (excluding items shown separately below)	—	67,951	796,078	51,064	(27,933)	887,160
General and administrative expenses	30,736	6,763	119,250	2,537	—	159,286
Depreciation, depletion, amortization and accretion	1,468	14,500	70,116	1,742	—	87,826

Operating (loss) income	(32,204)	5,188	80,146	16,829	—	69,959
Other (income) expense, net	(53,827)	(14,444)	(6,687)	(3)	71,514	(3,447)
Interest expense	31,827	11,608	51,248	1,172	(9,113)	86,742

(Loss) income from continuing operations before taxes	(10,204)	8,024	35,585	15,660	(62,401)	(13,336)
Income tax benefit	(1,427)	—	(5,766)	210	—	(6,983)

(Loss) income from continuing operations	(8,777)	8,024	41,351	15,450	(62,401)	(6,353)
Income from discontinued operations	—	—	(71)	—	—	(71)

Net (loss) income	(8,777)	8,024	41,422	15,450	(62,401)	(6,282)
Net loss attributable to noncontrolling interest	—	—	—	—	2,495	2,495

Net (loss) income attributable to member of Summit Materials, LLC	$(8,777)	$8,024	$41,422	$15,450	$(64,896)	$(8,777)

Comprehensive (loss) income attributable to member of Summit Materials, LLC	$(18,278)	$2,759	$41,422	$9,634	$(53,815)	$(18,278)

Condensed Consolidating Statements of Operations and Comprehensive Loss

Year ended December 28, 2013

	Summit Materials LLC (Parent)	Non- wholly- owned Guarantor	Wholly- owned Guarantors	Non- Guarantors	Eliminations	Consolidated

Total revenue	$—	$80,759	$807,921	$41,910	$(14,389)	$916,201

Cost of revenue (excluding items shown separately below)	—	55,241	611,799	24,401	(14,389)	677,052
General and administrative expenses	7,241	7,673	129,768	1,308	—	145,990
Goodwill impairment	—	—	68,202	—	—	68,202
Depreciation, depletion, amortization and accretion	465	11,378	60,078	1,013	—	72,934

Operating (loss) income	(7,706)	6,467	(61,926)	15,188	—	(47,977)
Other expense (income), net	99,085	(3,737)	(3,410)	274	(90,834)	1,378
Interest expense	—	10,702	49,591	382	(4,232)	56,443

(Loss) income from continuing operations before taxes	(106,791)	(498)	(108,107)	14,532	95,066	(105,798)
Income tax expense	—	—	(2,647)	—	—	(2,647)

(Loss) income from continuing operations	(106,791)	(498)	(105,460)	14,532	95,066	(103,151)
Loss from discontinued operations	—	—	528	—	—	528

Net (loss) income	(106,791)	(498)	(105,988)	14,532	95,066	(103,679)
Net income attributable to noncontrolling interest	—	—	—	—	3,112	3,112

Net (loss) income attributable to member of Summit Materials, LLC	$(106,791)	$(498)	$(105,988)	$14,532	$91,954	$(106,791)

Comprehensive (loss) income attributable to member of Summit Materials, LLC	$(106,791)	$3,909	$(105,988)	$14,532	$90,632	$(103,706)

Condensed Consolidating Statements of Operations and Comprehensive Loss

Year ended December 29, 2012

	Summit Materials LLC (Parent)	Non- wholly- owned Guarantor	Wholly- owned Guarantors	Non- Guarantors	Eliminations	Consolidated

Total revenue	$—	$81,516	$824,796	$33,074	$(13,132)	$926,254

Cost of revenue (excluding items shown separately below)	—	58,319	649,577	18,582	(13,132)	713,346
General and administrative expenses	8	6,235	121,633	1,327	—	129,203
Depreciation, depletion, amortization and accretion	81	10,093	57,080	1,036	—	68,290

Operating (loss) income	(89)	6,869	(3,494)	12,129	—	15,415
Other expense (income), net	52,400	(2,065)	6,630	(101)	(48,577)	8,287
Interest expense	—	12,045	47,293	633	(1,892)	58,079

(Loss) income from continuing operations before taxes	(52,489)	(3,111)	(57,417)	11,597	50,469	(50,951)
Income tax expense	5	—	(3,925)	—	—	(3,920)

(Loss) income from continuing operations	(52,494)	(3,111)	(53,492)	11,597	50,469	(47,031)
Loss from discontinued operations	—	—	3,546	—	—	3,546

Net (loss) income	(52,494)	(3,111)	(57,038)	11,597	50,469	(50,577)
Net income attributable to noncontrolling interest	—	—	—	—	1,919	1,919

Net (loss) income attributable to member of Summit Materials, LLC	$(52,494)	$(3,111)	$(57,038)	$11,597	$48,550	$(52,496)

Comprehensive (loss) income attributable to member of Summit Materials, LLC	$(52,494)	$(6,759)	$(57,038)	$11,597	$49,645	$(55,049)

Condensed Consolidating Statements of Cash Flows

For the year ended December 27, 2014

	Issuers	Non- wholly- owned Guarantor	Wholly- owned Guarantors	Non- Guarantors	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(40,964)	$11,776	$102,219	$8,058	$(2,000)	$79,089

Cash flow from investing activities:
Acquisitions, net of cash acquired	(181,754)	—	(216,100)	—	—	(397,854)
Purchase of property, plant and equipment	(4,534)	(14,941)	(55,222)	(1,465)	—	(76,162)
Proceeds from the sale of property, plant, and equipment	—	—	13,134	232	—	13,366
Other	—	(1,387)	(597)	—	1,354	(630)

Net cash used for investing activities	(186,288)	(16,328)	(258,785)	(1,233)	1,354	(461,280)

Cash flow from financing activities:
Proceeds from investment by member	27,617	—	—	1,354	(1,354)	27,617
Net proceeds from debt issuance	762,250	—	—	—	—	762,250
Loans received from and payments made on loans from other Summit Companies	(170,915)	5,338	173,166	(3,017)	(4,572)	—
Payments on long-term debt	(380,065)	(793)	(8,412)	—	—	(389,270)
Payments on acquisition-related liabilities	(2,000)	—	(8,935)	—	—	(10,935)
Financing costs	(9,085)	—	—	—	—	(9,085)
Other	(88)	—	(2,000)	—	2,000	(88)

Net cash provided by (used for) financing activities	227,714	4,545	153,819	(1,663)	(3,926)	380,489

Net increase (decrease) in cash	462	(7)	(2,747)	5,162	(4,572)	(1,702)

Cash — Beginning of period	10,375	9	3,442	3,631	(2,540)	14,917

Cash— End of period	$10,837	$2	$695	$8,793	$(7,112)	$13,215

Condensed Consolidating Statements of Cash Flows

For the year ended December 28, 2013

	Summit Materials, LLC (Parent)	Non- wholly- owned Guarantor	Wholly- owned Guarantors	Non- Guarantors	Eliminations	Consolidated

Net cash (used for) provided by operating activities	$(232)	$9,003	$44,746	$12,895	$—	$66,412

Cash flow from investing activities:
Acquisitions, net of cash acquired	—	—	(61,601)	—	—	(61,601)
Purchase of property, plant and equipment	(3,359)	(24,896)	(36,629)	(1,115)	—	(65,999)
Proceeds from the sale of property, plant, and equipment	—	3	16,020	62	—	16,085

Net cash used for investing activities	(3,359)	(24,893)	(82,210)	(1,053)	—	(111,515)

Cash flow from financing activities
Net proceeds from debt issuance	234,681	—	—	—	—	234,681
Loans received from and payments made on loans from other Summit Companies	(29,121)	15,502	19,726	(8,891)	2,784	—
Payments on long-term debt	(188,424)	—	—	—	—	(188,424)
Payments on acquisition-related liabilities	—	—	(9,801)	—	—	(9,801)
Financing costs	(3,864)					(3,864)
Other	(3)	—	—	—	—	(3)

Net cash provided by (used for) financing activities	13,269	15,502	9,925	(8,891)	2,784	32,589

Net decrease (increase) in cash	9,678	(388)	(27,539)	2,951	2,784	(12,514)

Cash — Beginning of period	697	397	30,981	680	(5,324)	27,431

Cash— End of period	$10,375	$9	$3,442	$3,631	$(2,540)	$14,917

Condensed Consolidating Statements of Cash Flows

For the year ended December 29, 2012

	Summit Materials, LLC (Parent)	Non- wholly- owned Guarantor	Wholly- owned Guarantors	Non- Guarantors	Eliminations	Consolidated

Net cash provided by operating activities	$4,845	$12,806	$36,649	$8,217	$(238)	$62,279

Cash flow from investing activities:
Acquisitions, net of cash acquired	—	—	(48,757)	—	—	(48,757)
Purchase of property, plant and equipment	(762)	(12,174)	(31,818)	(734)	—	(45,488)
Proceeds from the sale of property, plant, and equipment	—	69	8,577	190	—	8,836
Other	—	—	69	—	—	69

Net cash used for investing activities	(762)	(12,105)	(71,929)	(544)	—	(85,340)

Cash flow from financing activities
Net proceeds from debt issuance	726,459	(17)	—	—	—	726,442
Loans received from and payments made on loans from other Summit Companies	(25,371)	(295)	39,783	(8,793)	(5,324)	—
Payments on long-term debt	(697,438)	—	—	—	—	(697,438)
Payments on acquisition-related liabilities	—	—	(7,519)	—	—	(7,519)
Financing costs	(13,081)	—	—	—	—	(13,081)
Other	(656)	—	—	(284)	238	(702)

Net cash (used for) provided by financing activities	(10,087)	(312)	32,264	(9,077)	(5,086)	7,702

Net decrease (increase) in cash	(6,004)	389	(3,016)	(1,404)	(5,324)	(15,359)

Cash — Beginning of period	6,701	8	33,997	2,084	—	42,790

Cash— End of period	$697	$397	$30,981	$680	$(5,324)	$27,431

(23) Supplementary Data (Unaudited)

Supplemental financial information (unaudited) by quarter is as follows for the years ended December 27, 2014 and December 28, 2013:

	2014				2013
	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q
Revenue	$334,086	$394,759	$324,295	$151,091	$238,267	$316,263	$254,842	$106,829
Operating income (loss)	23,307	47,749	33,922	(35,019)	(57,742)	37,895	13,731	(41,861)
Income (loss) from continuing operations	4,753	28,110	13,832	(53,048)	(70,191)	22,950	244	(56,154)
Loss (income) from discontinued operations	285	(7)	(369)	20	271	160	(26)	123
Net income (loss)	4,468	28,117	14,201	(53,068)	$(70,462)	$22,790	$270	$(56,277)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 27, 2014. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 27, 2014, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and disposition of assets: providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and providing reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

With the participation of Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 27, 2014 based on the framework in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of Mainland Sand & Gravel ULC’s business, acquired on September 4, 2014, which is included in our 2014 consolidated financial statements and represented 5.6% of our total assets as of December 27, 2014, and 1.3% of our total revenue for the year ended December 27, 2014. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 27, 2014. There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission applicable to “non-accelerated filers.”

ITEM 9B.	OTHER INFORMATION.

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to The Blackstone Group L.P., an affiliate of certain investment funds that indirectly own a majority of the equity interests of the Company, by Travelport Limited and Travelport Worldwide Limited, which may be considered the Company’s affiliates.

We are not presently aware that we and our subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the year ended December 27, 2014.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain the names, ages and positions of the members of the board of directors (the “Board”) of the general partner of Summit Holdings (“Parent GP”) and our executive officers as of the date of this report.

Name	Age	Position
Thomas W. Hill	59	President and Chief Executive Officer; Director
Howard L. Lance	59	Director; Chairman of the Board of Directors
Ted A. Gardner	57	Director
Julia C. Kahr	36	Director
John R. Murphy (1)	64	Director; Audit Committee Chairman
Neil P. Simpkins	48	Director
Anne Lee Benedict	42	Chief Legal Officer and Secretary
Michael J. Brady	47	Executive Vice President, Development
M. Shane Evans	44	West Region President
Kevin A. Gill	54	Chief Human Resources Officer
Brian J. Harris	58	Chief Financial Officer
Damian J. Murphy (1)	45	Central Region President
Douglas C. Rauh	54	Chief Operating Officer and East Region President

(1)	Damian J. Murphy is not related to John R. Murphy. There are no family relationships among any of our directors or executive officers.

Thomas W. Hill is the founder of Summit Materials and has been President and Chief Executive Officer since its inception. He has been a member of the board of directors since August 2009. From 2006 to 2008, he was the Chief Executive Officer of Oldcastle, Inc., the North American arm of CRH plc, one of the world’s leading construction materials companies. Mr. Hill served on the CRH plc Board of Directors from 2002 to 2008 and, from 1992 to 2006, ran the Materials division of Oldcastle. Mr. Hill served as Chairman of the American Road and Transportation Builders Association (“ARTBA”) from 2002 to 2004, during congressional consideration of the multi-year transportation bill “SAFETEA-LU.” Mr. Hill has been Treasurer of both the National Asphalt Pavement Association and the National Stone Association, and he remains active with ARTBA’s Executive Committee. Mr. Hill received a Bachelor of Arts in Economics and History from Duke University and a Masters of Business Administration from Trinity College in Dublin, Ireland.

Howard L. Lance began to serve on our board starting in October 2012 and was formally elected as a director and Chairman in February 2013. He serves as an Executive Advisor to the Blackstone Group and is a director of Emdeon, Inc. and Ferrovial S.A. He was Chairman of the Board of Directors, President and Chief Executive Officer of Harris Corporation from 2003 to 2011. Before joining Harris Corporation, Mr. Lance was president of NCR Corporation and Chief Operating Officer of its Retail and Financial Group. Previously, he spent 17 years with Emerson Electric Co., where he held senior management positions including Executive Vice President of its Electronics and Telecommunications segment, Chief Executive Officer and director of its Astec electronics subsidiary in Hong Kong, Group Vice President of its Climate Technologies segment and President of its Copeland Refrigeration division. Mr. Lance has a Bachelor of Science degree in Industrial Engineering from Bradley University and a Master of Science degree in Management from the Krannert School of Management at Purdue University.

Ted A. Gardner was elected as a director in August 2009. He is a Managing Partner of Silverhawk. Prior to co-founding Silverhawk in 2005, Mr. Gardner was a Managing Partner of Wachovia Capital Partners (formerly, First Union Capital Partners) from 1989 until 2002. He was a director and Chairman of the Compensation Committee of Kinder Morgan, Inc. from 1999 to 2007, a director and the Chairman of the Audit Committee of Encore Acquisition Company from 2001 to 2010, a director of Kinder Morgan Energy Partners from 2011 to 2014 and a director of Athlon Energy, Inc. from 2013 to 2014. He is currently a director of Kinder Morgan, Inc. and Spartan Energy Partners. Mr. Gardner received a Bachelor of Arts degree in Economics from Duke University and a Juris Doctor and Masters of Business Administration from the University of Virginia.

Julia C. Kahr was elected as a director in August 2009. She is a Managing Director in Blackstone’s Corporate Private Equity group. Since joining Blackstone in 2004, she has been involved in the execution of Blackstone’s investments in SunGard, Encore Medical, DJ Orthopedics, Summit Materials and Gates Corporation. Before joining Blackstone, she was a Project Leader at the Boston Consulting Group, where she worked with companies in a variety of industries, including health care, financial services, media and entertainment and consumer goods. She is also the sole author of Working Knowledge, a book published by Simon & Schuster in 1998. She currently serves on the Board of Directors of DJ Orthopedics and Gates Corporation and is also a member of the Board of Directors of Episcopal Social Services. Ms. Kahr received a Bachelor of Arts in Classical Civilization from Yale University where she graduated summa cum laude. She received a Masters of Business Administration from Harvard Business School.

John R. Murphy was elected as a director and Chairman of the Audit Committee in February 2012. Mr. Murphy served as Summit Materials’ Interim Chief Financial Officer from January 2013 to May 2013 and from July 2013 to October 2013. He was Senior Vice President and Chief Financial Officer of Smurfit-Stone Container Corporation from 2009 to 2010 and served in various senior management roles from 1998 to 2008, including Chief Financial Officer and Chief Operating Officer and as President and Chief Executive Officer of Accuride Corporation. Accuride Corporation filed for Chapter 11 bankruptcy protection in October 2009 and emerged in 2010. Since 2003, Mr. Murphy has served on the Board of Directors, the Governance Committee and as Chairman of the Audit Committee of O’Reilly Automotive, Inc. He has also served as a director and Audit Committee Chairman of DJO Global Inc. since January 2012. Mr. Murphy was elected as a director and Audit Committee member of Graham Packaging in February 2011. Graham Packaging was subsequently sold in September 2011. Mr. Murphy has a Bachelor of Science degree in Accounting from Pennsylvania State University and a Master of Business Administration degree from the University of Colorado and is a Certified Public Accountant.

Neil P. Simpkins was elected as a director in August 2009. He is a Senior Managing Director of Blackstone’s Corporate Private Equity Group. Since joining Blackstone in 1998, Mr. Simpkins has led the acquisitions of TRW Automotive, Vanguard Health Systems, Team Health, LLC, Apria Healthcare Group, Summit Materials, Emdeon, Inc. and Gates Corporation. Before joining Blackstone, Mr. Simpkins was a Principal at Bain Capital. While at Bain Capital, Mr. Simpkins was involved in the execution of investments in the consumer products, industrial, healthcare and information industries. Prior to joining Bain Capital, Mr. Simpkins was a consultant at Bain & Company in the Asia Pacific region and in London. He currently serves as Lead Director of TRW Automotive and as a Director of Apria Healthcare Group, Gates Corporation and Emdeon, Inc. Mr. Simpkins graduated with honors from Oxford University and received a Masters of Business Administration from Harvard Business School.

Anne Lee Benedict joined Summit Materials in October 2013. Prior to joining Summit Materials, Ms. Benedict was a corporate partner in the Washington, D.C. office of Gibson, Dunn & Crutcher, where she had practiced since 2000. Ms. Benedict’s practice involved a wide range of corporate law matters, including mergers and acquisitions, joint ventures and other strategic transactions, securities offerings, securities regulation and disclosure issues, and corporate governance matters. Ms. Benedict earned a Bachelor of Arts degree in English and Psychology from the University of Michigan and graduated from the University of Pennsylvania Law School.

Michael J. Brady joined Summit Materials in April 2009 as Executive Vice President. Before joining Summit Materials, Mr. Brady was a Senior Vice President at Oldcastle with overall responsibility for acquisitions and business development, having joined the company in 2000. Prior to that, Mr. Brady worked in several operational and general management positions in the paper and packaging industry in Ireland, the United Kingdom and Asia Pacific with the Jefferson Smurfit Group, plc (now Smurfit Kappa Group plc). Mr. Brady has a Bachelor of Engineering (Electrical) and a Master of Engineering Science (Microelectronics) from University College, Cork in Ireland. He earned his Masters of Business Administration degree from INSEAD in Fontainebleau, France.

M. Shane Evans joined Summit Materials as Regional President of the West Region in August 2010 with over 20 years of experience in the construction materials industry. Prior to joining Summit Materials, Mr. Evans worked at Oldcastle for 12 years, most recently as a Division President. He started his career working in his family’s construction and materials business where he held various operational and executive positions. Mr. Evans has a Bachelor of Science degree from Montana State University.

Kevin A. Gill joined Summit Materials in May 2013 after having been Human Resources Vice President for Guilford Performance Textiles, a Cerberus portfolio company, since November 2008. In this role, he provided Human Resources Leadership that fueled the monetization to Lear Corporation. Prior to Guilford, Mr. Gill held a variety of Human Resources leadership roles with companies such as Honeywell, Citibank and Monsanto Chemical. Mr. Gill holds a Bachelor of Science in Business Administration from Villanova University and a Master of Arts in Industrial Relations from Wayne State in Detroit, Michigan.

Brian J. Harris joined Summit Materials as Chief Financial Officer in October 2013. Prior to joining the Summit Materials, from 2009 to 2013, Mr. Harris served as Executive Vice President and Chief Financial Officer of Bausch & Lomb Holdings Incorporated, a leading global eye health company. From 1990 to 2009, Mr. Harris held positions of increasing responsibility with industrial, automotive, building products and engineering manufacturing conglomerate Tomkins plc, including President of the $2 billion worldwide power transmission business for Gates Corporation, and Senior Vice President for Strategic Business Development and Business Administration, Chief Financial Officer and Secretary of Gates Corporation. Mr. Harris earned his Bachelor of Accountancy from Glasgow University and is qualified as a Scottish Chartered Accountant.

Damian J. Murphy joined Summit Materials as Regional President of the Central Region in August 2009 with over 20 years of experience in the construction materials and mining industries, working with both public and privately held companies. Prior to joining Summit Materials, Mr. Murphy served roles as regional president and company president for Oldcastle starting in 2004. Prior to that Mr. Murphy served as vice president of Aggregate Industries’ Rocky Mountain region, responsible for aggregates and hot mix asphalt production and sales. Before joining Aggregate Industries, Mr. Murphy worked in the mid-Atlantic for a top 10 privately held aggregate supplier and began his career in the industry in Europe. Mr. Murphy holds a Bachelor of Engineering degree with a concentration in Minerals Engineering from the Camborne School of Mines/ Exeter University in the United Kingdom.

Douglas C. Rauh joined Summit Materials as the Regional President of the East Region in January 2012 with over 30 years of experience in the construction materials industry. Effective March 1, 2013, Mr. Rauh, became the Summit Materials’ Chief Operating Officer. Prior to joining Summit Materials, from 2000 to 2012, Mr. Rauh held positions of increasing responsibility with Oldcastle, including President and Chief Executive Officer of The Shelly Co. (“Shelly”), Oldcastle’s operations in Ohio. During Mr. Rauh’s tenure with Shelly, he was an integral part of the team that completed over 30 acquisitions. Mr. Rauh started his career working for his family’s business, Northern Ohio Paving Company (“NOPCO”), where he held roles of increasing responsibility from 1983 to 2000, including Vice President. He attended The Ohio State University and graduated with a Bachelor of Science degree in Business Administration.

There are no family relationships among any of our directors or executive officers.

Corporate Governance Matters

Background and Experience of Directors

When considering whether directors and nominees have the experience, qualifications, attributes or skills, taken as a whole, to enable our board of directors to satisfy its oversight responsibilities effectively in light of our business and structure, the board of directors focuses primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above. We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of our business. In particular, the members of our board of directors considered the following important characteristics, among others:

•	Mr. Hill’s extensive knowledge of our industry and significant experience in leading companies.

•	Mr. Lance’s significant management and operational experience from his service in various senior management roles, including as President and Chief Executive Officer of Harris Corporation and President of NCR Corporation.

•	Mr. Gardner’s extensive business and leadership experience, including as a Managing Partner of Silverhawk and Managing Partner of Wachovia Capital Partners (formerly, First Union Capital Partners).

•	Ms. Kahr’s extensive knowledge of a variety of different industries and her significant financial and investment experience from her involvement in Blackstone, including as Managing Director.

•	Mr. Murphy’s extensive financial knowledge, including from his service as Chief Financial Officer of Smurfit-Stone Container Corporation and Accuride Corporation.

•	Mr. Simpkins’ significant financial and business experience, including as a Senior Managing Director in the Private Equity Group at Blackstone and Principal at Bain Capital.

Independence of Directors

We are not an issuer whose securities are listed on a national securities exchange or in an inter-dealer quotation system that requires that a majority of the Board of Parent GP be independent. However, if we were a listed issuer whose securities were traded on the New York Stock Exchange (“NYSE”) and subject to such requirements, we would be entitled to rely on the controlled company exception contained in Section 303A of the NYSE Listed Company Manual for exception from the independence requirements related to the majority of our Board of Directors. Pursuant to Section 303A of the NYSE Listed Company Manual, a company of which more than 50% of the voting power for the election of the directors is held by an individual, a group or another company is exempt from the requirements that its board of directors consist of a majority of independent directors. At December 27, 2014, Blackstone beneficially owned greater than 50% of the voting power for the election of directors of the Company, which would qualify the Company as a controlled company eligible for exemption under the NYSE rules.

Audit Committee

The Board currently consists of six directors and has established an audit committee. Our audit committee consists of Mr. Murphy, Mr. Gardner and Ms. Kahr, with Mr. Murphy serving as chair. The Board has determined that Mr. Murphy qualifies as an “audit committee financial expert” as defined in the federal securities laws and regulations. Mr. Murphy is considered independent under the applicable rules and regulations of the NYSE and the Exchange Act. Our audit committee is responsible for, among other things:

•	selecting and hiring our independent auditors, and approving the audit and non-audit services to be performed by our independent auditors;

•	assisting the board of directors in evaluating the qualifications, performance and independence of our independent auditors;

•	assisting the board of directors in monitoring the quality and integrity of our financial statements and our accounting and financial reporting;

•	assisting the board of directors in monitoring our compliance with legal and regulatory requirements;

•	reviewing the adequacy and effectiveness of our internal control over financial reporting processes;

•	assisting the board of directors in monitoring the performance of our internal audit function;

•	monitoring the performance of our internal audit function;

•	reviewing with management and our independent auditors our annual and quarterly financial statements;

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters; and

•	preparing the audit committee report that the rules and regulations of the SEC require to be included in our annual proxy statement.

Code of Ethics

Summit Materials’ Code of Conduct applies to all of its directors, officers and employees, including its chief executive officer, chief financial officer, principal accounting officer or controller or persons performing similar functions and the Board of Parent GP. The Code of Conduct sets forth the Company’s conflict of interest policy, records retention policy, insider trading policy and policies for protection of Summit Material’s property, business opportunities and proprietary information. Summit Materials’ Code of Conduct is available free of charge on its website at www.summit-materials.com under the tab “Investor Relations.” Summit Materials intends to make any legally required disclosures regarding amendments to, or waivers from, the Code of Conduct on its website.

ITEM 11.	EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Executive Summary

2014 Executive Compensation Structure

Our executive compensation structure consists of three primary components: base salary; annual bonus and non-equity incentives; and grants of Class D interests through our unit interest program.

Compensation Program Governance Highlights

What We Do (Best Practice)	What We Don’t Do / Don’t Allow
✓ Disclose performance goals for 2014 incentive payments	✓ No hedging or pledging of Company stock by executives or directors

✓ Set maximum payout caps on our annual incentives	✓ No single-trigger or modified single-trigger change-in-control arrangements

✓ Pay for performance with a significant portion of our Chief Executive Officer’s total pay opportunity being performance-based compensation	✓ No change-in-control severance multiple in excess of three times salary and target bonus

✓ Limit perquisites and other benefits, as well as related tax gross-ups	✓ No excise tax gross-ups upon a change in control

✓ Incorporate general severance and change-in-control provisions that are consistent with market practice, including double-trigger requirements for change-in-control protection	✓ No enhanced retirement formulas

✓ Perform an annual compensation risk assessment

Compensation Decision Process

Our board has overall responsibility for the compensation program for our NEOs.

Objectives for NEO Compensation

Our executive compensation program is intended to attract, motivate, and retain executive officers and to align the interests of our executive officers with equity holders’ interests. The board’s objectives for our program include, but are not limited to, the following:

•	attract and retain talented and experienced executives in our industry;

•	recognize and reward executives whose knowledge, skills and performance are critical to our success;

•	align the interests of our executive officers and equity holders by motivating executive officers to increase equity holder value and rewarding them when that value increases; and

•	compensate our executives in a manner that encourages them to manage our business in such a way that we meet our long-range objectives.

For our NEOs and select other senior executives, the board employs a “pay-for-performance” philosophy that ties a significant portion of incentive compensation opportunity to our company-wide performance, primarily an EBITDA metric, cash flows, and certain safety metrics. Our long-term incentive compensation is comprised of time-based and performance-based Class D interests. See “—Bonus and Non-Equity Incentive Plan Compensation” and “—Long-Term Incentives” for detailed explanations of these plans.

Role of Management and the Board

The Board approves all compensation for executive officers. Our Chief Executive Officer, Mr. Hill, recommends compensation levels for each NEO, excluding himself, to the Board. In making these recommendations, Mr. Hill considers individual experience and performance, financial contribution to the Company and knowledge of executive compensation levels gained through years of experience in our industry. The Board reviews and discusses all recommendations prior to approval.

The Board is solely responsible for assessing performance of and compensation for Mr. Hill. Management does not make compensation-related recommendations for the Chief Executive Officer. In executive session, without management present, the Board reviews Mr. Hill’s compensation and individual performance contributions.

Prior compensation realized does not affect the setting of future pay opportunities.

Role of the Compensation Consultant

Beginning in fall 2013, we retained an independent compensation consultant, Aon Hewitt, to assist us with respect to the 2014 salaries and bonuses and the 2013 bonus and other non-equity incentive plan compensation. The consultant was retained by and reports to management. Other than Aon Hewitt’s roles and services listed below with respect to compensation consulting, it performs no other services for us.

Aon Hewitt’s specific compensation consultation roles include, but are not limited to, the following:

•	advise management on executive compensation trends and regulatory developments;

•	provide compensation studies for executives and recommendations for executive pay;

•	provide advice to management on governance best practices, as well as any other areas of concern or risk; and

•	review and comment on disclosure items, including “Executive and Director Compensation” disclosures.

Aon Hewitt provided management and the Board of directors with benchmarking studies, which were used in determining the 2014 salaries and bonuses and 2013 bonuses and non-equity incentive plan compensation for executives.

Role of Competitive Market Data

Through 2014, we have not relied on market survey data in making decisions regarding executive compensation. The Board has exercised its discretion in setting both the individual compensation components and the total pay of each of our named executive officers at levels believed to be commensurate with their specific positions and job responsibilities, taking into account the need to retain and motivate our named executive officers to achieve superior levels of performance.

We anticipate that the Board may, in the future, more formally benchmark executive compensation against a peer group of comparable companies and may target specific percentile pay levels. We also anticipate that the Board and/or compensation committee may make adjustments in executive compensation levels in the future as a result of this more formal benchmarking process.

Considerations Regarding 2014 NEO Compensation

Components of 2014 NEO Compensation

The following table outlines the major components of our 2014 executive compensation program for our NEOs:

Pay Component	Purpose	Characteristics	Fixed or Performance	Short or Long- Term
Base Salary	Attract and retain executives through market-based pay	Reflects executive’s experience, performance, and the board’s knowledge of executive compensation practices	Fixed	Short-Term

Bonus and Non- Equity Incentive Plan Compensation	Encourages achievement of strategic and financial performance metrics that create long-term equity holder value	Based on achievement of predefined performance objectives and an assessment of individual performance	Performance	Short-Term

Long-Term Incentives	Aligns executives’ long-term compensation with equity holders’ investment interests; creates a retention incentive through multi-year vesting and performance cycles	Value to the executive is based on long-term value creation	Performance	Long-Term

Health/Welfare Plans and Retirement Benefits	Provides competitive benefits that promote employee health and productivity and support financial security	Similar to benefits offered to other employees	Fixed	Long-Term

Perquisites	Provides business-related benefits, where appropriate	Limited to car allowance, relocation expenses, club memberships and other business related reimbursements.	Fixed	Short-Term

Base Salary

Annual base salaries compensate our executive officers for fulfilling the requirements of their respective positions and provide them with a level of cash income predictability and stability with respect to a portion of their total compensation. The Board determines base salaries for the NEOs and other executives based on a number of factors, including but not limited to, the Board’s understanding of executive pay practices, individual performance, Company performance and management recommendations (except for the Chief Executive Officer). The Board approved the following base salary amounts for 2014.

Base Salary
Thomas W. Hill	$725,000
Brian J. Harris	$489,250
Douglas C. Rauh	$489,250
M. Shane Evans	$378,010
Michael J. Brady	$360,500

Bonus and Non-Equity Incentive Plan Compensation

Each named executive officer is eligible to earn an annual incentive based upon the achievement of performance targets established by the Board within the first three months of the fiscal year.

Annual Incentive Targets. At the start of each fiscal year the Board approves annual incentive compensation targets, as a percentage of base salary, based on the Board’s understanding of executive pay practices, management’s recommendations and other relevant factors. The 2014 annual incentive targets for our NEOs follow:

Target Bonus
Thomas W. Hill	125%
Brian J. Harris	75%
Douglas C. Rauh	75%
M. Shane Evans	60%
Michael J. Brady	60%

2014 Annual Incentive Metrics. The performance targets may be based on an EBITDA metric and/or free cash flow targets; however, the Board, in its discretion, may adjust such performance targets in any fiscal year to reflect any merger, acquisition or divestiture affected by us during such fiscal year. In fiscal 2014, the performance targets were primarily based on an EBITDA metric, cash flows and safety and discretionary evaluations related primarily to the successful integration of acquired businesses. These may be measured at either the corporate or regional business level. For 2014, the measures were weighted as follows:

	EBITDA Metric	Cash Flow	Safety/ Discretionary
Thomas W. Hill	60%	25%	15%
Brian J. Harris	60%	25%	15%
Douglas C. Rauh	60%	25%	15%
M. Shane Evans	60%	20%	20%
Michael J. Brady	70%	15%	15%

Performance / Payout Scales. The payout opportunities associated with minimum, target, and maximum performance levels are consistent across the EBITDA and cash flow performance metrics. The minimum payout opportunity is 10% of target if the minimum performance level of 91% of goal is achieved, provided that the threshold level under the EBITDA metric is achieved. Target is earned if targeted performance is achieved. The maximum payout opportunity is 100% - 150% of target if the maximum performance level of 120% of goal is achieved.

2014 Actual Performance. Actual results for the 2014 Bonus and Non-Equity Incentive Plan were certified by the Board, as follows, based on the performance goals and funding scales approved in the first quarter of 2014:

•	EBITDA Metric: The 2014 performance target was $212.5 million. We achieved an EBITDA metric of $214.1 million. The EBITDA metric portion was paid at 105% of target.

•	Cash Flow: The 2014 performance target was $14.9 million. We achieved $24.3 million. The Cash Flow portion was paid at 122.5% of target.

•	Safety/Discretionary Metrics: Payouts earned against target were 110%.

The following table summarizes the 2014 bonuses earned based on actual performance, as compared to the target opportunity for each NEO:

	Incentive Earned	Target Incentive	% of Target Earned
Thomas W. Hill	$999,141	$906,250	110%
Brian J. Harris	$404,549	$366,938	110%
Douglas C. Rauh	$404,549	$366,938	110%
M. Shane Evans	$301,652	$226,806	133%
Michael J. Brady	$253,071	$216,300	117%

2013 Actual Performance. Actual results for the 2013 Bonus and Non-Equity Incentive Plan were certified by the board, as follows, based on the performance goals and funding scales approved in the first quarter of 2013:

•	EBITDA Metric: The 2013 performance target was $126.1 million. We achieved an EBITDA metric of $127.7 million. The EBITDA metric portion was paid at 101% of target.

•	Cash Flow: The 2013 performance target was $13.9 million. We achieved $12.2 million. The Cash Flow portion was paid at 90% of target.

•	Safety/Discretionary Metrics: Payouts earned against target were 150%.

The following table summarizes the 2013 bonuses earned based on actual performance, as compared to the target opportunity for each NEO:

	Incentive Earned	Target Incentive	% of Target Earned
Thomas W. Hill	$563,850	$525,000	107%
Douglas C. Rauh(1)	$382,073	$356,250	107%
M. Shane Evans	$275,143	$220,200	125%

(1)	Mr. Rauh received an additional discretionary bonus of $29,212 for performing dual roles as Chief Operating Officer and East Region President.

Long-Term Incentives

Certain of our employees, including our named executive officers, received Class D interests in Summit Holdings between 2009 and 2014. The Class D interests provide rights to cash distributions based on a predetermined distribution formula (as provided for in the Third Amended and Restated Limited Partnership Agreement dated December 23, 2013) upon Summit Holdings’ general partner declaring a distribution. Under the limited partnership agreement, these interests would be entitled to distributions as determined by the board on a pro rata basis with the Class B and Class C interests after returns of capital to Class A and Class B holders (Blackstone and other investors) and a preferential distribution to Class C Holders.

Vesting

There are four categories of Class D interests:

•	Class D-1 U.S. Interests;

•	Class D-1 Non-U.S. Interests;

•	Class D-2 U.S. Interests; and

•	Class D-2 Non-U.S. Interests.

Generally, 50% of each category of Class D-1 interests vest with the passage of time (“time-vesting interests”) and the remaining 50% of the Class D-1 interests and all Class D-2 interests vest when certain investment returns are achieved by Summit Holdings’ investors (“performance-vesting interests”).

Time vesting interests generally vest as follows: 20% vest on the first anniversary of the grant date and the remaining 80% vest monthly over the four years following the first anniversary of the grant date. The time-vesting interests will become fully vested on an accelerated basis upon a change in control while the employee continues to provide services to us. Any of the time-vesting interests that are unvested upon termination of the employee’s services will be forfeited by the employee.

Performance-vesting interests vest when certain investment returns are achieved by Summit Holdings’ Blackstone-affiliated investors while the employee continues to provide services to us or our subsidiaries. There are two performance levels at which performance-vesting interests generally vest, with performance-vesting interests that are Class D-1 interests vesting if Summit Holdings’ Blackstone-affiliated investors receive a return on invested capital of 1.75 times their initial investment, and performance-vesting interests that are Class D-2 interests vesting if Summit Holdings’ Blackstone-affiliated investors receive a return on invested capital of 3.00 times their initial investment.

Unvested interests are generally forfeited upon termination of employment by the holder. However, if the employee is terminated without “cause” (as defined in the Class D unit subscription agreement) or resigns due to a “constructive termination” (as defined in such employee’s employment agreement with us) within 12 months preceding a “change of control” or a “public offering” (each as defined in Summit Holdings’ limited partnership agreement), any performance-vesting interests that would have been eligible to vest in connection with such transaction shall be restored and shall be eligible to vest based on the proceeds of such transaction.

If a holder’s employment is terminated by us for “cause,” or the holder violates a restrictive covenant, any vested Class D interests are automatically forfeited. If a holder’s employment is terminated by us without “cause,” we may, under specified circumstances, repurchase the holder’s vested Class D interests at a price per unit equal to the fair market value of such Class D interests, minus any amounts already distributed to the holder in respect of such Class D interests.

If a holder’s employment terminates as a result of the voluntary resignation of the holder, we may elect to convert all of the employee’s Class D interests into a right to a fixed cash payment capped at a specified amount determined at the time of termination. The fixed cash payment calculated for this purpose is an amount equal to the fair market value of the holder’s vested Class D interests minus any amounts already distributed to the holder in respect of such Class D interests.

Grants of Class D interests are generally awarded at hire and when there are additional Class A and Class B investments. Grants to employees are based on the role and responsibility of the executive. In 2014, the following NEOs were granted Class D interests:

•	Thomas W. Hill: 40.5 Class D-1 time vesting interests and 40.5 Class D-1 performance vesting interests and 12.1 Class D-2 performance vesting interests. Grants were made upon additional Class A and Class B investments.

•	Brian J. Harris: 235.9 Class D-1 time vesting interests and 235.9 Class D-1 performance vesting interests and 70.8 Class D-2 performance vesting interests. Grants were made for Mr. Harris’s 2013 hire and upon additional Class A and Class B investments.

•	Douglas C. Rauh: 12.9 Class D-1 time vesting interests and 12.9 Class D-1 performance vesting interests and 3.9 Class D-2 performance vesting interests. Grants were made upon additional Class A and Class B investments.

•	M. Shane Evans: 7.3 Class D-1 time vesting interests and 7.3 Class D-1 performance vesting interests and 2.2 Class D-2 performance vesting interests. Grants were made upon additional Class A and Class B investments.

•	Michael J. Brady: 12.2 Class D-1 time vesting interests and 12.2 Class D-1 performance vesting interests and 3.7 Class D-2 performance vesting interests. Grants were made upon additional Class A and Class B investments.

Retirement, Perquisites, and Other Benefits

Members of senior management participate in our other benefit plans on the same terms as other employees. These plans include 401(k) matching contributions, and medical, dental, vision and life insurance. We offer car allowances to certain of our NEOs. Relocation benefits also are reimbursed from time to time, but are individually negotiated when they occur. Additional perquisites include gym memberships, country club dues and fuel cost reimbursement.

Summit Materials, LLC Retirement Plan

We have a qualified contributory retirement plan established to qualify as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). The plan covers all corporate employees, including our named executive officers, who are limited to their annual tax deferred contribution limit as allowed by the IRS and may contribute up to 75% of their gross wages. We provide for matching contributions to the plan, including 100% of pre-tax employee contributions and up to 4% of eligible compensation. Employer contributions vest immediately. Employees outside of the corporate office are covered by a variety of other plans, all of which qualify as deferred salary arrangements under Section 401(k) of the Code.

Potential Payments upon Termination or Change of Control

In the event of a termination of employment or change of control, Class D interests are subject to acceleration or extended periods during which the Class D interests have an opportunity to vest, as described in “—Long-Term Incentives” above, and the named executive officers are entitled to the cash and non-cash severance benefits in accordance with the terms of their employment agreements, as described in “—Employment Agreements.”

Compensation Committee Report

The board of directors of Summit Materials Holdings GP, Ltd., which serves as the equivalent function of a compensation committee, has reviewed and discussed the Compensation Discussion and Analysis with management. Based on its review and discussion with management, the board of directors recommended that the Compensation Discussion and Analysis be included in the Annual Report on Form 10-K for the fiscal year ended December 27, 2014.

Submitted by the Board of Directors of Summit Materials Holdings GP, Ltd.

Thomas W. Hill

Howard L. Lance

Ted A. Gardner

Julia A. Kahr

John R. Murphy

Neil P. Simpkins

Summary Compensation Table

The executive compensation disclosure that follows explains the compensation awarded to, earned by or paid to Thomas W. Hill, our Chief Executive Officer, Brian J. Harris, our Chief Financial Officer, and Doug C. Rauh, M. Shane Evans and Michael J. Brady our three most highly compensated executive officers other than our Chief Executive Officer and Chief Financial Officer. We refer to these individuals in this section as our “named executive officers” or “NEOs.” The following table sets forth the compensation of our named executive officers for the fiscal years ended 2014, 2013 and 2012, and their respective titles at December 27, 2014.

Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards(2)	Non-Equity Incentive Plan Compensation(1)	All Other Compensation(3)	Total
Thomas W. Hill	2014	$725,000	$—	$55,390	$999,141	$20,163	$1,799,694
President and Chief Executive Officer, Director	2013	525,000	—	—	563,850	18,665	1,107,515
	2012	510,000	267,750	—	—	25,594	803,344

Brian J. Harris	2014	489,250	—	322,700	404,549	24,667	1,241,166
Chief Financial Officer

Doug C. Rauh	2014	489,250	—	17,586	404,549	44,132	955,517
Chief Operating Officer	2013	475,000	29,212	103,553	382,073	68,496	1,058,334
	2012	450,000	550,000	838,853	—	468,548	2,307,401

M. Shane Evans	2014	378,010	—	10,024	301,652	25,694	715,380
West Region President	2013	367,000	—	—	275,140	25,480	667,620
	2012	357,000	32,130	—	—	31,854	420,984

Michael J. Brady	2014	360,500	—	16,707	253,071	22,959	653,237
Chief Business Development Officer

(1)	Reflects the bonus and non-equity incentive plan compensation awards for services rendered during the fiscal year presented. The amounts of the bonus payments were determined by the Board in its discretion. For more information, see “—Bonus and Non-Equity Incentive Plan Compensation.”
(2)	The amount reported in the Stock Awards column reflects the aggregate grant date fair value of the time-vesting portion of the Class D units granted in 2014 computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”). The assumptions applied in determining the fair value of the Class D units are discussed in Note 20, Employee Long-Term Incentive Plan, to our December 27, 2014 audited consolidated financial statements included elsewhere in this report. This amount reflects our calculation of the value of the awards at the grant date and do not necessarily correspond to the actual value that may ultimately be recognized by the NEOs. A portion of the Class D units granted in 2014 and 2013 vest under certain performance conditions, which have not been deemed probable of occurring, and therefore have not been included in the table above. The unrecognized value of these awards assuming the highest level of performance conditions would be achieved and based on the aggregate grant date fair value was $102,940 for Mr. Hill in 2014, $599,779 for Mr. Harris in 2014, $32,686, $214,508 and $447,099 for Mr. Rauh in 2014, 2013 and 2012, respectively, $18,631 for Mr. Evans in 2014 and $31,052 for Mr. Brady in 2014.
(3)

All Other Compensation includes the following items: (a) amounts contributed by Summit Materials, LLC under the Summit Materials, LLC Retirement Plan, (b) payments for term life insurance, (c) car allowances, (d) relocation costs and related tax gross-ups, (e) gym membership costs, (f) country club dues and (g) fuel reimbursement for commuting. Amounts contributed to the Summit Materials, LLC Retirement Plan are matching contributions up to 4% of eligible compensation subject to IRS limits and totaled $10,400 for each of the NEOs in 2014 and $10,200 for both Mr. Hill and Mr. Rauh in 2013. Matching contributions are immediately vested. For more information, see “—Summit Materials, LLC Retirement Plan.” Payments for term life insurance were as follows: Mr. Hill—$9,223; Mr. Harris—$2,267 Mr. Rauh—$1,212; Mr. Evans—$3,294 and Mr. Brady—$559 in 2014 and Mr. Hill—$2,451 and Mr. Rauh—$1,173 in 2013. Payments made by Summit Materials, LLC for car allowances were as follows: $12,000 each for Mr. Harris and Mr. Evans in 2014 and $20,851 for Mr. Rauh in both 2014 and 2013. Payments made by Summit Materials, LLC associated with Mr. Rauh’s relocation were $1,065 in 2013. For more details about the payments made to Mr. Rauh, see “—Employment Agreements—Douglas C. Rauh.”

2014 Grants of Plan-Based Awards

The following table provides supplemental information relating to grants of plan-based awards to help explain information provided above in our Summary Compensation Table.

Grants of Plan-Based Awards in Fiscal Year 2014

		Estimated Possible Payouts under Non-Equity Incentive Plan Awards (1)			Estimated Possible Payouts under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	Grant Date Fair Value of Stock Awards ($) (4)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Thomas W. Hill	9/10/2014	—	—	—	—	53		40	$55,390
		54,375	906,250	1,359,375				—	—
Brian J. Harris	4/1/2014	—	—	—	—	290		223	$305,114
	9/10/2014	—	—	—	—	17		13	17,586
		22,016	366,938	550,407				—	—
Doug C. Rauh	9/10/2014	—	—	—	—	17		13	$17,586
		22,016	366,938	550,407				—	—
M. Shane Evans	9/10/2014	—	—	—	—	10		7	$10,024
		13,608	226,806	340,209				—	—
Michael J. Brady	9/10/2014	—	—	—	—	16		12	$16,707
		15,141	216,300	324,450				—	—

(1)	Reflects the possible payouts of cash incentive compensation under the Bonus and Non-Equity Incentive Plan. Amounts reported in the “Threshold” column assumes that threshold performance is achieved under the EBITDA performance metric of the annual cash incentive program and that the threshold achievement under the cash flow and safety/discretionary performance metrics were not met. The actual amounts paid are described in the “Non-Equity Incentive Plan” column of the “Summary Compensation Table.”
(2)	Reflects the performance-vesting Class D Units which vest, as to 50% of the Class D-1 Units, when affiliates of Blackstone receive a 1.75x return on their initial invested capital and, as to 100% of the Class D-2 Units, when affiliates of Blackstone receive a 3.00x return on their initial invested capital.
(3)	Reflects time-vesting Class D Units, 20% of which generally vest on the first anniversary of the grant date and the remaining 80% vest monthly over the four years following the first anniversary. Mr. Harris’ award granted on April 1, 2014 had a vesting start date of October 14, 2013, his date of hire.
(4)	The amount reported in the Grant Date Fair Value of Stock Awards column reflects the aggregate grant date fair value of our Class D units computed in accordance with ASC 718. The assumptions applied in determining the fair value of the Class D units are discussed in Note 20, Employee Long-Term Incentive Plan, to our December 27, 2014 audited consolidated financial statements included elsewhere in this report. This amount reflects our calculation of the value of the awards at the grant date and does not necessarily correspond to the actual value that may ultimately be recognized by the NEO. A portion of the Class D units granted in 2014 vest under certain performance conditions, which have not been deemed probable of occurring, and therefore no value has been included in the table above. The performance conditions for the performance-vesting units are described above in “Executive Compensation—Employee Long-Term Incentives.”

Employment Agreements

Messrs. Hill, Harris and Rauh each have employment agreements and Messrs. Evans and Brady have signed offers of employment. Their employment agreements and offers of employment provide for base salary subject to annual adjustment by the board, an annual incentive award, participation in Company-sponsored broad-based and executive benefit plans and such other compensation as may be approved by the board. Generally, our employment agreements have an initial term of three years, unless earlier terminated or otherwise renewed pursuant to the terms thereof and are automatically extended for successive one-year periods following the expiration of each term unless notice is given by us or the executive not to renew.

Thomas W. Hill

Summit Holdings entered into an employment agreement with Mr. Hill, dated as of July 30, 2009, whereby Mr. Hill serves as the Chief Executive Officer of Summit Holdings and the Chief Executive Officer of the entity that served as the general partner of Summit Holdings prior to the consummation of this offering. Mr. Hill also will continue to serve as a member of the board so long as he serves in the foregoing capacities. Mr. Hill’s employment agreement had an initial term equal to three years commencing on July 30, 2009, which is automatically extended for additional one-year periods, unless Summit Holdings or Mr. Hill provides the other party 60 days’ prior written notice before the next extension date that the employment term will not be so extended. However, if Summit Holdings is dissolved pursuant to the terms of its limited partnership agreement, then the employment term shall automatically and immediately be terminated. On July 30, 2014, Mr. Hill’s employment agreement was automatically extended for an additional year.

Pursuant to the terms of his employment agreement, Mr. Hill’s initial annual base salary was $300,000, which amount is reviewed annually by the board, and may be increased (but not decreased). His base salary in 2014 was $725,000. Mr. Hill is also eligible to earn an annual bonus of up to 100% of his base salary based upon the achievement of performance targets established by the board within the first three months of each fiscal year during the employment term. The board, in its sole discretion, may appropriately adjust such performance targets in any fiscal year to reflect any merger, acquisition or divestiture effected by Summit Holdings during such fiscal year. Mr. Hill is also entitled to participate in Summit Holdings’ employee benefit plans, as in effect from time to time, on the same basis as those benefits are generally made available to other senior executives of Summit Holdings.

If Mr. Hill’s employment is terminated (i) by Summit Holdings with “cause” (as defined in the employment agreement) or (ii) by him other than as a result of a “constructive termination” (as defined in the employment agreement), he will be entitled to certain accrued amounts. If Mr. Hill’s employment is terminated as a result of his death or “disability” (as defined in the employment agreement), he will be entitled to receive (a) certain accrued amounts and (b) a pro rata portion of the annual bonus, if any, that Mr. Hill would have been entitled to receive, payable when such annual bonus would have otherwise been payable to him had his employment not been terminated. If Mr. Hill’s employment is terminated (i) by Summit Holdings without “cause” or (ii) by him as a result of a “constructive termination,” subject to his continued compliance with certain restrictive covenants and his non-revocation of a general release of claims, he will be entitled to receive (a) certain accrued amounts, (b) continued payment of his base salary in accordance with Summit Holdings’ normal payroll practices, as in effect on the date of termination of his employment, until 18 months after the date of such termination and (c) an amount equal to one and one-half times his annual bonus in respect of the fiscal year immediately preceding the applicable year of his termination of employment; provided that the aggregate amounts shall be reduced by the present value of any other cash severance or termination benefits payable to him under any other plans, programs or arrangements of Summit Holdings or its affiliates.

If Mr. Hill’s employment was terminated on December 27, 2014 without “cause” or as a result of a “constructive termination” (each as defined in his employment agreement), he would have been entitled to (1) continued payment of his base salary for 18 months, or $1,087,500 and (2) an amount equal to one and one-half times his annual bonus in respect of 2013, or $845,775. If Mr. Hill’s employment was terminated as a result of his death or “disability” (as defined in his employment agreement), he would have been entitled to receive a bonus of $999,141. If Mr. Hill was terminated without “cause” (as defined in the Class D Unit subscription agreement) or as a result of a “constructive termination” (as defined in his employment agreement) within 12 months preceding a change in control or a public offering (each as defined in Summit Holdings’ limited partnership agreement), his performance-vesting Class D Units would be eligible to vest based on the proceeds of that transaction. In addition, upon a change in control, all of Mr. Hill’s unvested time-vesting Class D Units would vest. The value of his unvested time-vesting Class D Units and his performance-vesting Class D Units as of December 27, 2014 is reflected in the “Outstanding Equity Awards at 2014 Fiscal Year-end” table.

In the event (i) Mr. Hill elects not to extend the employment term or (ii) of a “dissolution” with a “negative return” (as such terms are defined in the employment agreement), unless Mr. Hill’s employment is earlier terminated as described above, Mr. Hill’s termination of employment shall be deemed to occur on the close of business on the earlier of the effective date of “dissolution” or the day immediately preceding the next scheduled extension date, and Mr. Hill shall be entitled to receive certain accrued amounts. In the event (i) that Summit Holdings elects not to extend the employment term or (ii) of a “dissolution” with a “positive return” (as such terms are defined in his employment agreement), Mr. Hill shall be treated as terminated without “cause” effective as of the close of business on the day immediately preceding the next scheduled extension date or the effective date of the “dissolution,” and shall be entitled to receive the amounts and benefits for termination without “cause” described above.

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

Michael J. Brady

Under the employment arrangement between Summit Materials and Mr. Brady, Mr. Brady serves as an Executive Vice President and Chief Business Development Officer. Mr. Brady’s annual base salary is $360,500. In addition, Mr. Brady is also eligible to earn an annual bonus of up to 60% of his base salary based upon the achievement of performance targets established by the Board within the first three months of each fiscal year during the employment term, and the Board, in its sole discretion, may appropriately adjust such performance targets in any fiscal year to reflect any merger, acquisition or divestiture effected by Summit Holdings during such fiscal year. Mr. Brady is also entitled to participate in employee benefit plans as in effect from time to time.

Upon a change in control, all of Mr. Brady’s unvested time-vesting Class D Units would vest. In addition, if Mr. Brady was terminated without “cause” (as defined in the Class D unit subscription agreement) within 12 months preceding a change in control or a public offering (each as defined in Summit Holdings’ limited partnership agreement), his performance-vesting Class D Units would be eligible to vest based on the proceeds of that transaction. The value of his unvested time-vesting Class D Units and his performance-vesting Class D Units as of December 27, 2014 is reflected in the “Outstanding Equity Awards at 2014 Fiscal Year-end” table.

M. Shane Evans

Under the employment arrangement between Summit Materials and Mr. Evans, Mr. Evans serves as an Executive Vice President and West Region President. Mr. Evans’s annual base salary is $378,010. In addition, Mr. Evans is also eligible to earn an annual bonus of up to 60% of his base salary based upon the achievement of performance targets established by the Board within the first three months of each fiscal year during the employment term, and the Board, in its sole discretion, may appropriately adjust such performance targets in any fiscal year to reflect any merger, acquisition or divestiture affected by Summit Holdings during such fiscal year. Mr. Evans is entitled to a car allowance in the amount of $1,000 per month. Mr. Evans is also entitled to participate in employee benefit plans as in effect from time to time.

Upon a change in control, all of Mr. Evans’ unvested time-vesting Class D Units would vest. In addition, if Mr. Evans was terminated without “cause” (as defined in the Class D unit subscription agreement) within 12 months preceding a change in control or a public offering (each as defined in Summit Holdings’ limited partnership agreement), his performance-vesting Class D Units would be eligible to vest based on the proceeds of that transaction. The value of his unvested time-vesting Class D Units and his performance-vesting Class D Units as of December 27, 2014 is reflected in the “Outstanding Equity Awards at 2014 Fiscal Year-end” table.

Brian J. Harris

Summit Holdings entered into an employment agreement with Brian J. Harris on December 3, 2013, for a period of employment beginning on October 14, 2013, pursuant to which Mr. Harris became our Chief Financial Officer. Mr. Harris’s employment agreement has an initial term equal to three years, which will be automatically extended for additional one-year periods, unless Summit Holdings or Mr. Harris provides the other party with 60 days’ prior written notice before the next extension date that the employment term will not be so extended.

Pursuant to the terms of his employment agreement, Mr. Harris’s annual base salary was $475,000, which amount is reviewed annually by the board, and may be increased (but not decreased). Mr. Harris’s base salary for 2014 was $489,250. Mr. Harris is also eligible to earn an annual bonus of up to 150% of his base salary upon the achievement of performance targets established by the board within the first three months of each fiscal year during the employment term. The board, in its sole discretion, may appropriately adjust such performance targets in any fiscal year to reflect any merger, acquisition or divestiture affected by Summit Holdings during such fiscal year. Mr. Harris is entitled to a car allowance in the amount of $1,000 per month for car expenses.

If Mr. Harris’s employment is terminated (i) by Summit Holdings with “cause” (as defined in the employment agreement) or (ii) by him other than as a result of a “constructive termination” (as defined in the employment agreement), he will be entitled to receive certain accrued amounts. If Mr. Harris’s employment is terminated as a result of his death or “disability” (as defined in his employment agreement), he will be entitled to receive (a) certain accrued amounts and (b) a pro rata portion of the annual bonus, if any, that Mr. Harris would have been entitled to receive, payable when such annual bonus would have otherwise been payable to him had his employment not terminated. If Mr. Harris’s employment is terminated (i) by Summit Holdings without “cause” or (ii) by him as a result of a “constructive termination,” subject to his continued compliance with certain restrictive covenants and his non-revocation of a general release of claims, he will be entitled to receive (a) certain accrued amounts, (b) continued payment of his base salary in accordance with Summit Holdings’ normal payroll practices, as in effect on the date of termination of his employment, until 12 months after the date of such termination, (c) an amount equal to Mr. Harris’s annual bonus in respect of the fiscal year immediately preceding the applicable year of Mr. Harris’s termination of employment, payable in equal monthly installments and (d) the costs of COBRA health continuation coverage for the lesser of 12 months after the date of such termination or until Mr. Harris is no longer eligible for COBRA health continuation coverage under applicable law.

        If Mr. Harris’s employment was terminated without “cause” or as a result of a “constructive termination” (each as defined in his employment agreement), he would have been entitled to (1) continued payment of his base salary for 12 months, or $489,250, (2) an amount equal to his annual bonus in respect of 2013, or $79,711, and (3) the costs of COBRA health coverage for the lesser of 12 months after his date of termination or the date he is no longer eligible for such coverage under applicable law, or $17,176, based on 2014 rates. If Mr. Harris’s employment was terminated as a result of his death or “disability” (as defined in his employment agreement), he would be entitled to receive a bonus of $404,549. If Mr. Harris was terminated without “cause” (as defined in the Class D Unit subscription agreement) or as a result of a “constructive termination” (as defined in his employment agreement) within 12 months preceding a change in control or a public offering (each as defined in Summit Holdings’ limited partnership agreement), his performance-vesting Class D Units would be eligible to vest based on the proceeds of that transaction. In addition, upon a change in control, all of Mr. Harris’s unvested time-vesting Class D Units would vest. The value of his unvested time-vesting Class D Units and his performance-vesting Class D Units as of December 27, 2014 is reflected in the “Outstanding Equity Awards at 2014 Fiscal Year-end” table.

In the event (i) Mr. Harris elects not to extend the employment term or (ii) of a “dissolution” (as defined in the employment agreement) in connection with which the Sponsors do not receive a return on their investment, unless Mr. Harris’s employment is earlier terminated as described above, Mr. Harris’s termination of employment shall be deemed to occur on the close of business on the earlier of the effective date of “dissolution” or the day immediately preceding the next scheduled extension date, and Mr. Harris shall be entitled to receive certain accrued amounts. In the event (i) that Summit Holdings elects not to extend the employment term or (ii) of a “dissolution” in connection with which the Sponsors receive a return on their investment, Mr. Harris shall be treated as terminated without “cause” effective as of the close of business on the day immediately preceding the next scheduled extension date or the effective date of the “dissolution,” and shall be entitled to receive the amounts and benefits for termination without “cause” described above.

Pursuant to the terms of his employment agreement, Mr. Harris is subject to the following covenants: (i) a covenant not to disclose confidential information while employed and at all times thereafter; (ii) a covenant not to compete for a period of 12 months following his termination of employment for any reason; and (iii) a covenant not to solicit employees or customers for a period of 12 months following his termination of employment for any reason.

Douglas C. Rauh

Summit Holdings entered into an employment agreement with Douglas Rauh, dated as of December 29, 2011, pursuant to which Mr. Rauh became our East Region President. Effective April 1, 2013, Mr. Rauh assumed the role of Chief Operating Officer of the Company. His employment agreement otherwise remained in effect. Mr. Rauh’s employment agreement has an initial term equal to three years commencing on January 1, 2012 which will be automatically extended for additional one-year periods, unless Summit Holdings or Mr. Rauh provides the other party 60 days prior written notice before the next extension date that the employment term will not be so extended. The employment term will automatically and immediately be terminated upon a “dissolution” (as defined in the employment agreement).

Pursuant to the terms of his employment agreement, Mr. Rauh’s annual base salary is $450,000, which amount is reviewed annually by the Board, and may be increased (but not decreased). Mr. Rauh’s base salary for 2013 was $475,000. Mr. Rauh is also eligible to earn an annual bonus of up to 60% of his base salary based upon the achievement of performance targets established by the Board within the first three months of each fiscal year during the employment term, with a potential bonus of up to 90% of his base salary for extraordinary performance. The Board, in its sole discretion, may appropriately adjust such performance targets in any fiscal year to reflect any merger, acquisition or divestiture effected by Summit Holdings during such fiscal year. Notwithstanding the foregoing, Mr. Rauh’s minimum annual bonus for 2012 (payable in 2013) was $150,000. In addition, after Mr. Rauh commenced his employment, Summit Holdings paid Mr. Rauh a starting bonus of $400,000 in a lump sum. Mr. Rauh is entitled to a car allowance in the amount of $1,000 per month for car expenses, in addition to reimbursement from Summit Holdings for Mr. Rauh’s actual expenditures for gasoline, upon submission of appropriate documentation.

The employment agreement further provides that Summit Holdings reimburse Mr. Rauh for any loss suffered by Mr. Rauh in connection with the sale of his residence in Ohio, the actual out of pocket loss incurred by Mr. Rauh on the sale of his residence in Ohio, a gross-up of all income taxes imposed on Mr. Rauh in connection with the reimbursement payment, the cost of up to three visits by Mr. Rauh and his family to the Washington, D.C. area in connection with the search for a new residence, three months of the reasonable rental of a house in the Washington, D.C. area, and reasonable moving expenses incurred by Mr. Rauh in connection with his relocation. These obligations were satisfied by Summit Holdings in 2012 and are included in the amounts reported for Mr. Rauh in 2012 in the “All Other Compensation” column of the Summary Compensation Table. In addition, the agreement provides that Summit Holdings reimburse Mr. Rauh for his out of pocket costs for payment of COBRA continuation premiums in connection with health care insurance covering Mr. Rauh and his family, until such time as Mr. Rauh and his family obtain coverage under Summit Holdings’ health care insurance plan. These obligations were satisfied by Summit Holdings in 2012 and are also included in the amounts reported for Mr. Rauh in 2012 in the “All Other Compensation” column of the Summary Compensation Table. Mr. Rauh is also entitled to participate in Summit Holdings’ employee benefit plans as in effect from time to time, on the same basis as those benefits are generally made available to other senior executives of Summit Holdings.

If Mr. Rauh’s employment is terminated (i) by Summit Holdings with “cause” (as defined in the employment agreement) or (ii) by him other than as a result of a “constructive termination” (as defined in the employment agreement), he will be entitled to (a) certain accrued amounts (b) a pro rata portion of the annual bonus and (c) certain vested employee benefits, and if Mr. Rauh’s employment is terminated as a result of his death or “disability” (as defined in his employment agreement), he will be entitled to (a) certain accrued amounts, (b) a pro rata portion of the annual bonus, if any, that Mr. Rauh would have been entitled to receive, payable when such annual bonus would have otherwise been payable to him had his employment not terminated, and (c) the costs of COBRA health continuation coverage for 18 months (or, if shorter, until COBRA coverage ends under Summit Holdings’ group health plan). If Mr. Rauh’s employment is terminated (i) by Summit Holdings without cause or (ii) by him as a result of a “constructive termination” (as defined in the employment agreement), subject to his continued compliance with certain restrictive covenants and his non-revocation of a general release of claims, he will be entitled to receive, in addition to certain accrued amounts, (i) continued payment of his base salary in accordance with the Summit Holdings’ normal payroll practices, as in effect on the date of termination of his employment, until 12 months after the date of such termination (the “Severance Period”), (ii) an amount equal to Mr. Rauh’s annual bonus in respect of the fiscal year immediately preceding the applicable year of Mr. Rauh’s termination of employment, payable in equal monthly installments for 18 months after the date of such termination, and (iii) the costs of COBRA health continuation coverage for the lesser of the Severance Period or 18 months after the date of such termination (or, if shorter, until COBRA coverage ends under Summit Holdings’s group health plan); provided that the aggregate amounts shall be reduced by the present value of any other cash severance or termination benefits payable to Mr. Rauh under any other plans, programs or arrangements of the Summit Holdings or its affiliates.

If Mr. Rauh’s employment was terminated without “cause” or as a result of a “constructive termination” (each as defined in his employment agreement), he would have been entitled to (1) continued payment of his base salary for 12 months, or $489,250, (2) an amount equal to his annual bonus in respect of 2013, or $382,073 and (3) the costs of COBRA health coverage for 12 months after his date of termination, or $10,839, based on 2014 rates. If Mr. Rauh’s employment was terminated as a result of his death or “disability” (as defined in his employment agreement), he would be entitled to receive (1) a pro rata portion of his annual bonus that he would have been entitled to receive in respect of 2014, or $404,549, and (2) the costs of COBRA health care coverage for 18 months, or $10,839, based on 2014 rates. If Mr. Rauh was terminated without “cause” (as defined in the Class D unit subscription agreement) or as a result of a “constructive termination” within 12 months preceding a change in control or a public offering (each as defined in Summit Holdings’ limited partnership agreement), his performance-vesting Class D Units would be eligible to vest based on the proceeds of that transaction. In addition, upon a change in control, all of Mr. Rauh’s unvested time-vesting Class D Units would vest. The value of his unvested time-vesting Class D Units and his performance-vesting Class D Units as of December 27, 2014 is reflected in the “Outstanding Equity Awards at 2014 Fiscal Year-end” table.

In the event (i) Mr. Rauh elects not to extend the employment term or (ii) of a “dissolution” (as such term is defined in his employment agreement) in connection with which the Sponsors do not receive a return on their investment, unless Mr. Rauh’s employment is earlier terminated, Mr. Rauh’s termination of employment shall be deemed to occur on the close of business on the earlier of the effective date of “dissolution” or the day immediately preceding the next scheduled extension date, and Mr. Rauh shall be entitled to receive certain accrued amounts. In the event (i) that Summit Holdings elects not to extend the employment term or

(ii) of a “dissolution” (as such term is defined in his employment agreement) in connection with which the Sponsors receive a return on their investment, Mr. Rauh shall be treated as terminated without cause effective as of the close of business on the day immediately preceding the next scheduled extension date or the effective date of the “dissolution,” and shall be entitled to receive the amounts and benefits for termination without “cause” described above.

Pursuant to the terms of his employment agreement, Mr. Rauh is subject to the following covenants: (i) a covenant not to disclose confidential information while employed and at all times thereafter; (ii) a covenant not to compete for a period of 12 months following his termination of employment for any reason; and (iii) a covenant not to solicit employees or customers for a period of 12 months following his termination of employment for any reason.

Compensation Committee Interlocks and Insider Participation

Presently, the Board does not have a compensation committee. All decisions about our executive compensation in fiscal years 2014 and 2013 were made by the Board. Mr. Hill, who is a director and our President and Chief Executive Officer, generally participates in discussions and deliberations of the Board regarding executive compensation. Other than Mr. Hill and Mr. Murphy, who served as our Interim Chief Financial Officer from December 18, 2012 to May 12, 2013 and from July 1, 2013 to October 14, 2013, no member of the Board was at any time during fiscal years 2014 or 2013, or at any other time, one of our officers or employees. We are parties to certain transactions with our Sponsors described in “Certain Relationships and Related Party Transactions.” None of our executive officers has served as a director or member of a compensation committee (or other committee serving an equivalent function) of any entity, one of whose executive officers served as a director of Parent GP.

Outstanding Equity Awards at 2014 Fiscal Year-end

A summary of the outstanding equity awards for each named executive officer as of December 27, 2014 is as follows:

	Stock Awards
Name	Grant Date	Number of shares or units of stock that have not vested (#)(1)	Market value of shares or units of stock that have not vested ($)(2)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)(3)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)(2)
Thomas W. Hill	08/25/2009	—	—	59	115,433
	02/17/2010	4	5,879	321	628,270
	04/16/2010	2	2,618	58	114,327
	05/27/2010	26	35,842	407	795,890
	06/15/2010	3	4,420	45	88,013
	08/02/2010	16	21,453	173	338,927
	09/15/2010	14	19,607	123	241,434
	11/30/2010	2	3,163	20	39,504
	05/27/2011	30	41,372	140	272,850
	08/02/2011	26	35,911	107	209,770
	10/28/2011	17	23,597	61	119,389
	09/10/2014	40	55,390	53	102,940

Brian J. Harris	04/01/2014	169	231,242	290	567,092
	09/10/2014	13	17,586	17	32,686

Douglas C. Rauh	01/01/2012	70	96,191	229	447,099
	08/21/2013	71	97,628	110	214,508
	09/10/2014	13	17,586	17	32,686

M. Shane Evans	09/15/2010	29	39,571	249	487,256
	11/30/2010	1	558	4	6,971
	05/27/2011	5	7,301	25	48,150
	08/02/2011	5	6,337	19	37,018
	10/28/2011	3	4,164	11	21,069
	09/10/2014	7	10,024	10	18,631

Michael J. Brady	08/25/2009	—	—	55	107,397
	02/17/2010	1	1,729	94	184,785
	04/16/2010	1	770	17	33,626
	05/27/2010	8	10,542	120	234,085
	06/15/2010	1	1,300	13	25,886
	08/02/2010	5	6,310	51	99,684
	09/15/2010	4	5,767	36	71,010
	11/30/2010	1	930	6	11,619
	05/27/2011	9	12,168	41	80,250
	08/02/2011	8	10,562	32	61,697
	10/28/2011	5	6,940	18	35,114
	09/10/2014	12	16,707	16	31,052

(1)	Reflects time-vesting Class D Units, 20% of which vest on the first anniversary of the grant date and the remaining 80% vest monthly over the four years following the first anniversary. The time-vesting Class D Units will become fully vested on an accelerated basis upon a change in control while the employee continues to provide services to us. Any of the time-vesting Class D Units that are unvested upon termination of the employee’s services will be forfeited by the employee.
(2)	Reflects the aggregated fair values at December 27, 2014 based on the most recent valuation of the Class D Units.
(3)	Reflects performance-vesting interests that vest when certain investment returns are achieved by Summit Holdings’ investors while the employee continues to provide services to the Company.

2014 Stock Vested

The following table provides information regarding the amounts recognized by our named executive officers upon the vesting of Class D units during our most recent fiscal year.

Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting($)(1)
Thomas W. Hill	230	$314,784

Brian J. Harris	54	$73,872

Doug C. Rauh	40	$54,267

M. Shane Evans	47	$64,614

Michael J. Brady	72	$97,852

(1)	The amount reported in the Value Realized on Vesting column reflects the aggregated fair values at December 27, 2014 based on the most recent valuation of the Class D Units.

Potential Payments Upon Termination or Change in Control

The potential payments and benefits that would have been payable to our NEOs under existing plans assuming (1) a termination of employment and/or (2) a change in control (CIC) occurred, in each case, on December 27, 2014, the last day of the Company’s fiscal year, are described under “Employment Agreements” above. The amounts indicated do not include payments and benefits to the extent they are provided generally to all salaried employees upon termination of employment and do not discriminate in scope, terms or operation in favor of the NEOs. These include certain accrued rights (such as earned but unpaid salary or bonus) and distributions of plan balances under our 401(k) savings plan.

Compensation Program Risk Assessment

The board performed a risk assessment and concluded that our compensation programs are not reasonably likely to have a material adverse effect on us. The following factors mitigate risk associated with our compensation programs:

•	annual goal setting process with incentives linked to business results;

•	annual performance review process where results are assessed against goals;

•	board review of goals, results and incentive amounts; and

•	maximum payout opportunity is capped.

Director Compensation

We do not currently pay our directors who are either employed by us, Blackstone or Silverhawk compensation for their services as directors. These directors receive compensation for each quarter serving as a director. We may also reimburse our other directors for any reasonable expenses incurred by them in connection with services provided in such capacity. Our other directors may also receive equity incentive awards.

Howard L. Lance

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

John R. Murphy

John R. Murphy is entitled to an annual cash retainer of $100,000. In addition, Mr. Murphy is entitled to an annual equity grant of $50,000 for his service as director, for which, in 2014, he was granted 6.2 Class D-1 interests and 0.9 Class D-2 interests in 2013, he was granted 8.6 Class D-1 interests and 1.3 Class D-2 interests, consistent with the terms describe above in “—Long-Term Incentives” above, except that Mr. Murphy’s equity award is subject to vesting based solely on his continued service on the board. Mr. Murphy was compensated $316,274 for his services as our Interim Chief Financial Officer from January 2013 to May 2013 and from July 2013 to October 2013.

Director Compensation Table

The table below summarizes the compensation paid to non-employee directors for the year ended December 27, 2014.

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Total Compensation
Howard L. Lance	$250,000	$—	$250,000
Ted A. Gardner	—	—	—
Julia C. Kahr	—	—	—
John R. Murphy	100,000	4,206	104,206
Neil P. Simpkins	—	—	—

(1)	The amount reported in the Stock Awards column reflects the aggregate grant date fair value of the time-vesting portion of the Class D Units computed in accordance with ASC 718. The assumptions applied in determining the fair value of the Class D Units are discussed in Note 20, Employee Long-Term Incentive Plan, to our December 27, 2014 audited consolidated financial statements included elsewhere in this report. This amount reflects our calculation of the value of the awards at the grant date and does not necessarily correspond to the actual value that may ultimately be recognized by the director. The performance conditions for the performance-vesting units are described above in “Executive Compensation—Employee Long-Term Incentive Plan” in this report. The performance-vesting units granted vest under performance conditions which have not been deemed probable of occurring, and, therefore, have not been included in the table above. The unrecognized value of these awards assuming the highest level of performance conditions would be achieved was $7,818 for Mr. Murphy. At December 27, 2014, the aggregate number of stock awards outstanding was 499.5 Class D Units for Mr. Lance and 22.9 Class D Units outstanding for Mr. Murphy.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Summit Holdings owns 100% of the limited liability company interests of Summit Materials Holdings, LLC, which owns 100% of the limited liability company interests of Summit Materials Intermediate Holdings, LLC, which owns 100% of the limited liability company interests of Summit Materials, which indirectly owns 100% of the issued and outstanding common stock of Summit Materials Finance Corp. The limited partnership interests of Summit Holdings consist of Class A-1 Units, Class A-2 Units, Class B-1 Units, Class C Units and Class D-1 Units and Class D-2 Units. Class A-1 Units are equity interests in Summit Holdings and have economic characteristics that are similar to those of shares of preferred stock in a corporation. Class A-2 Units are equity interests in Summit Holdings that are issuable only upon the exchange of Class B-1 Units, Class C Units and Class D-1 Units or Class D-1 Units for Class A-2 Units following any transfer of any such units (other than transfers to certain permitted transferees) and have similar economic rights as Class A-1 Units. Class B Units are equity interests in Summit Holdings and have similar economic rights as Class A-1 Units. Class C Units are equity interests in Summit Holdings that have been issued to certain start-up partners of Summit Holdings and have economic characteristics similar to those of shares of junior preferred stock in a corporation. Class D-1 Units and Class D-2 Units are partnership profits interests having economic characteristics similar to stock appreciation rights and are subject to different vesting schedules and other conditions including certain transfer restrictions and put and call rights applicable only to employees or the other holders thereof. For additional information, see “Management—Executive and Director Compensation” and “Certain Relationships and Related Party Transactions.”

The table below sets forth information with respect to the beneficial ownership of the Class A-1 Units and Class A-2 Units of Summit Holdings taken together as a single class, the Class B-1, the Class C Units of Summit Holdings, the Class D-1 and Class D-2 Units taken together as a single class and the aggregate Class A-1 Units, Class A-2 Units, Class B-1 Units and Class C Units taken together as a single class, in each case, as of December 28, 2013 for (i) each individual or entity known by us to own beneficially more than 5% of the aggregate units, (ii) each of our named executive officers, (iii) each of our directors and (iv) all of our directors and our executive officers as a group.

The amounts and percentages of units beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, holders of the Class D-1 and Class D-2 Units are not beneficial owners as these unit holders do not have or share neither voting or investment power nor do they have the right to acquire beneficial ownership within 60 days of December 27, 2014. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated Class A-1 Units, Class A-2 Units, Class B-1 Units, and Class C Units. Unless otherwise noted, the address of each beneficial owner of is c/o Summit Materials, LLC, 1550 Wynkoop Street, 3rd floor, Denver, Colorado 80202. The table below presents the beneficial owners of the Company’s limited liability company interests as of December 27, 2014.

Name and Address of Beneficial Owner	Class A Units			Class B-1 Units		Class C Units		Aggregate
	Amount and Nature of Beneficial Ownership	Percent		Amount and Nature of Beneficial Ownership	Percent	Amount and Nature of Beneficial Ownership	Percent	Amount and Nature of Beneficial Ownership		Percent
Blackstone Funds(1)	29,173	92.60%		—	—	—	—	29,173	(2)	84.58%
Silverhawk Summit, L.P.(3)	1,572	4.99%		—	—	137	35.90%	1,709		4.95%
Thomas W. Hill	108		*	—	—	70	18.38%	2,590			*
Howard L. Lance	34		*	—	—	—	—	34			*
Ted A. Gardner(4)	100		*	—	—	65	17.09%	165			*
Julia C. Kahr(5)	—	—		—	—	—	—	—		—
John R. Murphy	—	—		—	—	—	—	—		—
Neil P. Simpkins(6)	—	—		—	—	—	—	—		—
Michael J. Brady	25		*	—	—	16	4.27%	41			*
M. Shane Evans	—	—		—	—	—	—	—		—
Brian J. Harris(7)	201		*	—	—	—	—	201			*
Douglas C. Rauh	—	—		—	—	—	—	—		—
All Directors and Executive Officers as a Group (13 persons)	474	1.50%		—	—	151	39.74%	626		1.81%

*	Less than 1%.
(1)	Units of Summit Holdings shown as beneficially owned by the Blackstone Funds (as hereinafter defined) are held by the following entities: (i) Blackstone Capital Partners (Cayman) V-NQ L.P. (“BCP Cayman V”) owns 23,602 Class A-1 Units representing 74.92% of the outstanding Class A Units of Summit Holdings; (ii) Blackstone Capital Partners (Cayman) NQ V-AC L.P. (“BCP Cayman NQ”) owns 4,975 Class A-1 Units representing 15.79% of the outstanding Class A Units of Summit Holdings; (iii) Summit BCP Intermediate Holdings L.P. (“Summit BCP”) owns 536 Class A-1 Units representing 1.70% of the outstanding Class A Units of Summit Holdings; (iv) Blackstone Participation Partnership (Cayman) V-NQ L.P. (“BPP”) owns 22 Class A-1 Units representing 0.07% of the outstanding Class A-1 Units of Summit Holdings; and (v) Blackstone Family Investment Partnership (Cayman) V-NQ L.P. (“BFIP”) owns 38 Class A-1 Units representing 0.12% of the outstanding Class A Units of Summit Holdings (BCP Cayman V, BCP Cayman NQ, Summit BCP, BPP and BFIP are collectively referred to as the “Blackstone Funds”). The general partner of BCP Cayman V and BCP Cayman NQ is Blackstone Management Associates (Cayman) V-NQ L.P. The general partner of Summit BCP is Summit BCP Intermediate Holdings GP, Ltd., and BFIP is the sole member and controlling entity of Summit BCP. The general partner and controlling entity of BFIP, BPP and Blackstone Management Associates (Cayman) V-NQ L.P. is BCP V-NQ GP L.L.C. Blackstone Holdings III L.P. is the managing member and majority interest owner of BCP V-NQ GP L.L.C. Blackstone Holdings III L.P. is indirectly controlled by The Blackstone Group L.P. and is owned, directly or indirectly, by Blackstone professionals and The Blackstone Group L.P. The Blackstone Group L.P. is controlled by its general partner, Blackstone Group Management L.L.C., which is in turn wholly-owned by Blackstone’s senior managing directors and controlled by its founder, Stephen A. Schwarzman. Each of such Blackstone entities and Mr. Schwarzman may be deemed to beneficially own the securities beneficially owned by the Blackstone Funds directly or indirectly controlled by it or him, but each disclaims beneficial ownership of such securities except to the extent of its or his indirect pecuniary interest therein. The address of each of the Blackstone entities listed in this note is c/o The Blackstone Group L.P., 345 Park Avenue, New York, NY 10154.
(2)	The limited partnership agreement of Summit Holdings (i) provides that, prior to an initial public offering, the Blackstone Funds have the right to require each unit owned by an employee to participate in any transaction constituting a change of control or the sale of all or substantially all of the assets of Summit Holdings to a third-party (in either case, with respect to U.S. investments only, non-U.S. investments only or both) and (ii) generally restricts the transfer of each unit owned by an employee until twelve months following an initial public offering. As a result, the Blackstone Funds may be deemed to beneficially own 90.32% of outstanding units of Summit Holdings. The units of Summit Holdings held by employees that may be so deemed beneficially owned by the Blackstone Funds are not reported in the table above. For additional information, see “Executive Compensation” and “Certain Relationships and Related Party Transactions, and Director Independence.”
(3)	Silverhawk Summit, L.P.is controlled by Silverhawk Capital Partners GP II, L.P. and is owned, directly or indirectly, by Silverhawk Capital Partners, LLC. The address of each of the Silverhawk entities listed in this note is c/o Silverhawk Capital Partners, LLC, 140 Greenwich Ave, 2nd Floor, Greenwich, CT 06830.
(4)	Units held by a limited liability company controlled by Mr. Gardner. Mr. Gardner has sole voting and dispositive power over such units. Mr. Gardner is a Managing Partner of Silverhawk Capital Partners, LLC. Mr. Gardner disclaims beneficial ownership of any shares owned directly or indirectly by Silverhawk, except to the extent of his indirect pecuniary interest therein. Mr. Gardner’s address is c/o Silverhawk Capital Partners, LLC, 140 Greenwich Ave, 2nd Floor, Greenwich, CT 06830.
(5)	Ms. Kahr is a Managing Director of The Blackstone Group. Ms. Kahr disclaims beneficial ownership of any shares owned directly or indirectly by the Blackstone Funds, except to the extent of her indirect pecuniary interest therein. Ms. Kahr’s address is c/o The Blackstone Group L.P., 345 Park Avenue, New York, NY 10154.
(6)	Mr. Simpkins is a Senior Managing Director of The Blackstone Group. Mr. Simpkins disclaims beneficial ownership of any shares owned directly or indirectly by the Blackstone Funds, except to the extent of his indirect pecuniary interest therein. Mr. Simpkins’ address is c/o The Blackstone Group, L.P., 345 Park Avenue, New York, NY 10154.
(7)	Units held by a trust for which Mr. Harris’ wife serves as the trustee and as to which Mr. Harris could be deemed to have beneficial interest.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transaction and Management Fee Agreement

In connection with the formation of Summit Holdings, Summit Holdings entered into a transaction and management fee agreement with Blackstone Management Partners L.L.C. (“BMP”). Under this agreement, BMP (including through its affiliates) agreed to provide monitoring, advisory and consulting services relating to Summit Holdings and its subsidiaries. In consideration for the services, Summit Holdings will pay, or cause to be paid, to BMP a management fee which, for the year ended December 31, 2010 and subsequent years, is equal to the greater of $300,000 or 2.0% of Summit Holdings’ consolidated profit, as defined in the transaction and management fee agreement, for the immediately preceding fiscal year. BMP shall have no obligation to provide any other services to Summit Holdings absent express agreement. In addition, in consideration of BMP undertaking financial and structural analysis, due diligence investigations, corporate strategy and other advice and negotiation assistance necessary to enable Summit Holdings and its subsidiaries to undertake acquisitions, the Partnership will pay to BMP a transaction fee equal to (x) 1.0% of the aggregate enterprise value of any acquired entity or (y) if such transaction is structured as an asset purchase or sale, 1.0% of the consideration paid for or received in respect of the assets acquired or disposed of. In addition, Summit Holdings has agreed to indemnify BMP and its affiliates against liabilities relating to the services contemplated by the transaction and management fee agreement and will reimburse BMP and its affiliates for out-of-pocket expenses incurred in connection with providing such services. Under the management fee agreement, during the years ended December 27, 2014, December 28, 2013 and December 29, 2012, Summit Materials paid BMP management fees of $4.5 million, $2.6 million and $2.1 million, respectively.

At any time in connection with or in anticipation of a change of control of Summit Holdings, a sale of all or substantially all of Summit Holdings’ assets or an initial public offering of common equity of Summit Holdings or its successor (including any other entity used as a vehicle for an initial public offering), BMP may elect to receive, subject to the achievement of certain thresholds, in consideration of BMP’s role in facilitating such transaction and in settlement of the termination of the services provided under the transaction and management fee agreement, a single lump sum cash payment equal to the then-present value of all then-current and future annual management fees payable under the transaction and management fee agreement, assuming a hypothetical organic consolidated EBITDA growth rate equal to the growth rate over the prior twelve months and a termination date of the agreement to be the tenth anniversary of the date of the agreement. The transaction and management fee agreement will continue until the earlier of (x) the tenth anniversary of the date of the agreement, (y) the date BMP ceases to perform services and provides written notice thereof to Summit Holdings, or (z) such earlier date as Summit Holdings and BMP may mutually agree in writing.

In addition to the management fee, in consideration of BMP undertaking financial and structural analysis, due diligence investigations, corporate strategy and other advice and negotiation assistance necessary to enable Summit Holdings and its subsidiaries to undertake acquisitions, Summit Holdings pays BMP a transaction fee equal to (x) 1.0% of the aggregate enterprise value of any acquired entity or (y) if such transaction is structured as an asset purchase or sale, 1.0% of the consideration paid for or received in respect of the assets acquired or disposed of. In addition, Summit Holdings has agreed to indemnify BMP and its affiliates against liabilities relating to the services contemplated by the transaction and management fee agreement and reimburse BMP and its affiliates for out-of-pocket expenses incurred in connection with providing such services.

Under the transaction and management fee agreement, BMP is permitted to, and has, assigned a portion of the fees to which it is entitled to receive from Summit Holdings to Silverhawk Summit, L.P. and to certain members of management. Transaction fees paid for the year ended December 27, 2014 were $3.9 million and were immaterial in 2013 or 2012 and amounts paid to Silverhawk Summit, L.P. and to other equity holders were immaterial.

Limited Partnership Agreement of Summit Holdings

The Sponsors and certain of our current and former officers, directors, employees and certain investors who rolled over equity in companies we acquired, indirectly beneficially own our equity interests through their respective ownership of partnership interests in Summit Holdings. Certain members of management indirectly beneficially own equity interests in Summit Materials through their respective ownership of certain classes of incentive partnership interests in Summit Holdings issued as part of an equity incentive program. Summit Materials is indirectly wholly-owned and controlled by Summit Holdings.

The limited partnership agreement of Summit Holdings provides that, except as otherwise set forth in the agreement, Parent GP has the exclusive right to manage, conduct and control the business of Summit Holdings. The agreement also includes provisions with respect to restrictions on transfer of partnership interests, rights of first offer, tag-along rights, drag-along rights and the right of Blackstone to cause an initial public offering, as well as certain other provisions, including with respect to registration rights and certain approval rights.

Shareholders Agreement of Parent GP

Parent GP is party to a shareholders agreement with Blackstone, Silverhawk, our chief executive officer, Tom W. Hill, Ted A. Gardner, Michael J. Brady and certain other shareholders, which governs certain matters relating to ownership of Parent GP, including with respect to restrictions on the issuance or transfer of shares, affiliate transactions and various corporate governance matters. Pursuant to the terms of the shareholders agreement, Parent GP is managed by a board of directors, currently consisting of six individuals, three of whom are nominees of Blackstone, one of whom is a nominee of Silverhawk, one of whom is a nominee of Tom W. Hill and Ted A. Gardner and one of whom is our chief executive officer. Under the shareholders agreement, owners of Class A interests of Summit Holdings are required to own shares of Parent GP. The majority of Parent GP is owned by Blackstone.

Management Equity Purchase Plan

Summit Holdings maintains equity incentive arrangements for executives and other senior management employees. Consistent with these arrangements, certain members of our management team have purchased and/or received, and may, from time to time, purchase and/or receive, equity interests or profit interests in Summit Holdings. Such purchases or awards of equity interests or profit interests may represent a substantial portion of the equity or profits of Summit Holdings.

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

Procedures with Respect to Review and Approval of Related Person Transactions

Parent GP has not adopted a formal written policy for the review and approval of transactions with related persons. However, the limited partnership agreement of Summit Holdings provides that the members of the board of directors of Parent GP shall review and approve transactions with related persons in certain circumstances.

Other

Summit Materials earned revenue of $0.6 million and $7.9 million and incurred costs of $0.2 million and $0.2 million in connection with several transactions with unconsolidated affiliates for the years ended December 28, 2013 and December 29, 2012, respectively. As of December 28, 2013, accounts receivable from affiliates was $0.4 million. Transactions with unconsolidated affiliates in 2014 were immaterial.

Cement sales to companies owned by certain noncontrolling members of Continental Cement were approximately $14.3 million, $12.7 million and $12.5 million for the years ended December 27, 2014, December 28, 2013 and December 29, 2012, respectively, and accounts receivable due from these parties were approximately $1.2 million and $0.2 million as of December 27, 2014 and December 28, 2013, respectively.

Blackstone Advisory Partners L.P., an affiliate of Blackstone, served as an initial purchaser of $13.0 million $5.75 million principal amounts of the senior notes issued in January 2014 and September 2014, respectively, and received compensation in connection therewith.

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

The table below summarizes the aggregate fees billed to Summit Materials by KPMG LLP in 2014 and 2013, which were all pre-approved by the audit committee. A description of these various fees and services follows the table.

(in thousands)	2014	2013
Audit Fees	$2,836	$2,200
Tax Fees	2,082	727

Total	$4,918	$2,927

Audit Fees

The aggregate fees billed for professional services by KPMG LLP for the audit of our financial statements, reviews of our quarterly financial statements and services associated with other Securities and Exchange Commission filings, including registration statements. Fees related to registration statements totaled $1.0 million and $0.4 million in 2014 and 2013, respectively.

Tax Fees

The aggregate fees billed for professional services by KPMG LLP in connection with routine tax compliance, general tax consulting services and services related to state tax audits. Tax fees related to registration statements totaled $1.3 million in 2014.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

1.	Financial statements:

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Loss

Consolidated Statements of Cash Flows

Consolidated Statements of Redeemable Noncontrolling Interest and Member’s Interest

2.	Financial statement schedules:

Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the financial statements or notes thereto.

3.	Exhibits:

3.1	Certificate of Formation of Summit Materials, LLC, as amended (incorporated by reference from Exhibit 3.1 to the registrant’s Registration Statement on Form S-4, filed March 27, 2013 (File No. 333-187556)).

3.2	Amended and Restated Limited Liability Company Agreement of Summit Materials, LLC (incorporated by reference from Exhibit 3.2 to the registrant’s Registration Statement on Form S-4, filed March 27, 2013 (File No. 333-187556)).

4.1	Indenture, dated as of January 30, 2012, among Summit Materials, LLC, Summit Materials Finance Corp., the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the registrant’s Registration Statement on Form S-4, filed March 27, 2013 (File No. 333-187556)).

4.2	First Supplemental Indenture, dated as of March 13, 2012, among Norris Quarries, LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the registrant’s Registration Statement on Form S-4, filed March 27, 2013 (File No. 333-187556)).

4.3	Second Supplemental Indenture, dated as of January 17, 2014, among Summit Materials, LLC, Summit Materials Finance Corp., the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.4 filed with the registrant’s Current Report on Form 8-K, filed January 23, 2014 (File No. 333-187556)).

4.4	Third Supplemental Indenture, dated as of February 21, 2014, among Alcomat, LLC, Alleyton Resource Company, LLC, Alleyton Services Company, LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.4 filed with the registrant’s Annual Report on Form 10-K, filed March 7, 2014 (File No. 333-187556).

4.5	Fourth Supplemental Indenture, dated as of July 30, 2014, among Buckhorn Materials, LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 filed with the registrant’s Quarterly Report on Form 10-Q, filed August 6, 2014 (File No. 333-187556).

4.6	Fifth Supplemental Indenture, dated as of September 2, 2014, among Troy Vines, Incorporated, Summit Materials International, LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.3 filed with the registrant’s Current Report on Form 8-K, filed September 9, 2014 (File No. 333-187556).

4.7	Sixth Supplemental Indenture, dated as of September 8, 2014, among Summit Materials, LLC, Summit Materials Finance Corp., the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.4 filed with the registrant’s Current Report on Form 8-K, filed September 9, 2014 (File No. 333-187556).

4.8	Seventh Supplemental Indenture, dated as of November 19, 2014, among Southwest Ready Mix, LLC, Concrete Supply of Topeka, Inc., Penny’s Concrete and Ready Mix, L.L.C. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.8 filed with Summit Materials, Inc.’s Registration Statement on Form S-1/A, filed on January 9, 2015 (File No. 333-201058)).

4.9	Eighth Supplemental Indenture, dated as of December 22, 2014, between Colorado County Sand & Gravel Co., L.L.C. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.9 filed with Summit Materials, Inc.’s Registration Statement on Form S-1/A, filed on January 9, 2015 (File No. 333-201058)).

4.10	Form of 10.5% Senior Note due 2020 (included in Exhibit 4.1).

4.11	Registration Rights Agreement, dated as of January 17, 2014, among Summit Materials, LLC, Summit Materials Finance Corp., the guarantors named therein, Merrill Lynch, Pierce, Fenner & Smith Incorporated and the several other initial purchasers (incorporated by reference to Exhibit 4.5 filed with the registrant’s Current Report on Form 8-K, filed January 23, 2014 (File No. 333-187556)).

4.12	Registration Rights Agreement, dated as of September 8, 2014, among Summit Materials, LLC, Summit Materials Finance Corp., the guarantors named therein, Merrill Lynch, Pierce, Fenner & Smith Incorporated and the several other initial purchasers (incorporated by reference to Exhibit 4.5 filed with the registrant’s Current Report on Form 8-K, filed September 9, 2014 (File No. 333-187556)).

10.1	Credit Agreement, dated as of January 30, 2012, by and among Summit Materials, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets Inc., as joint lead arrangers, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., UBS Securities LLC, Barclays Capital, Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc., as joint bookrunners, Bank of America, N.A., as administrative agent, collateral agent and swing line lender, Bank of America, N.A., as letter of credit issuer, and Citigroup Global Markets Inc., as syndication agent (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to the registrant’s Registration Statement on Form S-4, filed May 3, 2013 (File No. 333-187556)).

10.2	Amendment No. 1, dated as of February 5, 2013, to the Credit Agreement, dated as of January 30, 2012, by and among Summit Materials, LLC, Bank of America, N.A. as sole lead arranger, and Bank of America, N.A. and Citigroup Global Markets Inc., as joint bookrunners (incorporated by reference to Exhibit 10.2 of the registrant’s Registration Statement on Form S-4, filed March 27, 2013 (File No. 333-187556)).

10.3	Amendment No. 2, dated as of January 16, 2014, to the Credit Agreement, dated as of January 30, 2012, by and among Summit Materials, LLC, the guarantors party thereto, Bank of America, N.A., as administrative agent, collateral agent, L/C issuer and swing line lender and the other parties thereto (incorporated by reference to Exhibit 10.1 filed with the registrant’s Current Report on Form 8-K, filed January 23, 2014 (File No. 333-187556)).

10.4	Tranche A Revolving Credit Commitment Conversion Agreement, dated as of February 11, 2013, under the Credit Agreement, dated as of January 30, 2012, among Summit Materials, LLC, the guarantors party thereto, the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Bank of America, N.A., as administrative agent, collateral agent, L/C issuer and swing line lender and the other parties thereto (incorporated by reference to Exhibit 10.3 of the registrant’s Registration Statement on Form S-4, filed March 27, 2013 (File No. 333-187556)).

10.5	Security Agreement, dated as of January 30, 2012, by and among the grantors identified therein and Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.4 of the registrant’s Registration Statement on Form S-4, filed March 27, 2013 (File No. 333-187556)).

10.6	Acquisition Agreement, dated as of December 5, 2013, among Alleyton Resource Corporation, Colorado Gulf, LP, Texas CGC, LLC, Barten Shepard Investments, LP, TBGSI Corp., the individuals signatory thereto and Summit Materials, LLC (incorporated by reference to Exhibit 10.6 filed with the registrant’s Annual Report on Form 10-K, filed March 7, 2014 (File No. 333-187556).

10.7	Amendment dated January 14, 2014, to Acquisition Agreement, dated as of December 5, 2013, among Alleyton Resource Corporation, Colorado Gulf, LP, Texas CGC, LLC, Barten Shepard Investments, LP, TBGSI Corp., the individuals signatory thereto and Summit Materials, LLC (incorporated by reference to Exhibit 10.7 filed with the registrant’s Annual Report on Form 10-K, filed March 7, 2014 (File No. 333-187556).

10.8+	Form of Management Interest Subscription Agreement for executive officers (incorporated by reference to Exhibit 10.8 filed with the registrant’s Annual Report on Form 10-K, filed March 7, 2014 (File No. 333-187556).

10.9+	Form of Management Interest Subscription Agreement for directors (incorporated by reference to Exhibit 10.9 filed with the registrant’s Annual Report on Form 10-K, filed March 7, 2014 (File No. 333-187556).

10.10+	Employment Agreement, dated July 30, 2009, by and between Summit Materials Holdings L.P. and Thomas Hill (incorporated by reference to Exhibit 10.5 to the registrant’s Registration Statement on Form S-4, filed March 27, 2013 (File No. 333-187556).

10.11+	Employment Agreement, dated December 29, 2011, by and between Summit Materials Holdings L.P. and Douglas Rauh (incorporated by reference to Exhibit 10.6 to the registrant’s Registration Statement on Form S-4, filed March 27, 2013 (File No. 333-187556).

10.12+	Employment Agreement, dated November 11, 2013, by and between Summit Materials Holdings L.P. and Kevin Gill (incorporated by reference to Exhibit 10.12 filed with the registrant’s Annual Report on Form 10-K, filed March 7, 2014 (File No. 333-187556).

10.13+	Employment Agreement, dated May 20, 2013, by and between Summit Materials Holdings L.P. and Julio Ramirez (incorporated by reference to Exhibit 10.7 to the registrant’s Registration Statement on Form S-4, filed May 24, 2013 (File No. 333-187556).

10.14+	Agreement and Release between Summit Materials Holdings L.P. and Julio Ramirez, Chief Financial Officer (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q, filed November 6, 2013 (File No. 333-187556)).

10.15+	Compensation Arrangement between Summit Materials Holdings L.P. and John Murphy, Interim Chief Financial Officer (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q, filed November 6, 2013 (File No. 333-187556)).

10.16+	Employment Agreement, dated as of December 3, 2013, between Summit Materials Holdings L.P. and Brian J. Harris (incorporated by reference to Exhibit 10.1 to the registrant’s current Quarterly Report on Form 8-K/A, filed December 4, 2013 (File No. 333-187556)).

10.17	Contribution and Purchase Agreement, dated December 18, 2014, between Summit Materials, Inc., Summit Materials Holdings L.P., Summit Materials Holdings GP, Ltd., and Summit Owner Holdco LLC, and Missouri Materials Company, L.L.C., J&J Midwest Group, L.L.C., R. Michael Johnson Family Limited Liability Company, and Thomas A. Beck Family, LLC, and Continental Cement Company, L.L.C (incorporated by reference to Exhibit 10.27 filed with Summit Materials, Inc.’s Registration Statement on Form S-1/A, filed on January 9, 2015 (File No. 333-201058)).

10.18*+	M. Shane Evans offer letter

10.19*+	Michael Brady offer letter

12.1*	Computation of ratio of earnings to fixed charges

21*	Subsidiaries of Summit Materials, LLC

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1*	Mine Safety Disclosures.

99.1*	Section 13(r) Disclosure.

101.1NS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished herewith
+	Indicates management or compensating plan or arrangement

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

SUMMIT MATERIALS, LLC

Date: February 23, 2015	By:	/s/ Brian J. Harris
Brian J. Harris

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on the 23rd day of February 2015.

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